Form 10-Q
period 2007-06-30
Beacon Federal Bancorp, Inc.
filed 2007-09-24
CIK 1401573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________  Commission file number 000-52826

BEACON FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-0706826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5000 Brittonfield Parkway, East Syracuse, New York	13057
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code (315) 433-0111

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐ Accelerated filer ☐  Non-accelerated filer ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2007 there were no shares of the registrant’s common stock outstanding.

BEACON FEDERAL BANCORP, INC.

Explanatory Note

Beacon Federal Bancorp, Inc. (“Company”) filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on August 10, 2007. The Registration Statement included financial statements for the year ended December 31, 2006 and three months ended March 31, 2007 (unaudited). Therefore, Beacon Federal Bancorp, Inc. is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first interim period subsequent to the last period reported in the Registration Statement.

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

BEACON FEDERAL

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Beacon Federal Bancorp, Inc. was formed by Beacon Federal (“Bank”) to become the holding company for the Bank upon the Bank’s conversion from a mutual savings association to a capital stock corporation. At June 30, 2007, Beacon Federal Bancorp, Inc. has no assets and conducted no operations, and accordingly, the information presented in this report is for the Bank.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)
Cash and due from financial institutions	$6,969	$8,799
Federal funds sold	-	-
Cash and cash equivalents	6,969	8,799
Interest-bearing deposits in other financial institutions	1,835	2,135
Securities held to maturity (fair value of $34,284 and $36,874, respectively)	35,151	37,706
Securities available for sale	18,833	8,852
Loans, net of allowance for loan losses of $5,755 and $5,192, respectively	612,266	537,097
Federal Home Loan Bank stock of New York	5,252	4,091
Premises and equipment, net	3,949	3,717
Accrued interest receivable	2,669	2,233
Foreclosed and repossessed assets	132	952
Other assets	1,752	2,087
Total assets	$688,808	$607,669

LIABILITIES AND EQUITY

Deposits	$540,278	$471,137
Federal Home Loan Bank advances	96,600	73,900
Securities sold under agreement to repurchase	5,000	15,227
Accrued interest payable and other liabilities	1,626	3,160
Total liabilities	643,504	563,424
Commitments and contingencies
Accumulated other comprehensive loss, net	(85)	(9)
Retained earnings - substantially restricted	45,389	44,254
Total equity	45,304	44,245
Total liabilities and equity	$688,808	$607,669

See accompanying notes to consolidated financial statements.

BEACON FEDERAL

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Interest and dividend income:		(Unaudited)				(Unaudited)
Loans, including fees		$9,271		$7,017		$17,703		$13,575
Securities		610		530		1,142		1,014
FHLB stock		142		45		168		81
Federal funds sold and other		157		205		264		342
Total interest income		10,180		7,797		19,277		15,012
Interest expense:
Deposits		5,374		3,366		10,200		6,090
FHLB advances		932		580		1,786		1,199
Securities sold under agreement to repurchase		112		195		258		397
Total interest expense		6,418		4,141		12,244		7,686
Net interest income		3,762		3,656		7,033		7,326
Provision for loan losses		464		226		657		408
Net interest income after provision for loan losses		3,298		3,430		6,376		6,918
Noninterest income:
Service charges		620		558		1,190		1,117
Commission income		119		96		257		219
Loss on sale of loans		-		(5)		-		(5)
Other		51		49		95		94
Total noninterest income		790		698		1,542		1,425
Noninterest expense:
Salaries and employee benefits		1,709		1,670		3,398		3,325
Occupancy and equipment		304		269		598		538
Advertising and marketing		71		92		169		180
Telephone, delivery and postage		114		102		247		170
Supplies		80		136		230		240
Audit and examination		238		79		322		141
Provision for loss on foreclosed assets		-		-		110		-
Other		463		520		1,011		970
Total noninterest expense		2,979		2,868		6,085		5,564
Income before income taxes		1,109		1,260		1,833		2,779
Income tax expense		418		446		698		1,011
Net income		$691		$814		$1,135		$1,768
Basic and diluted earnings per share	$	N/A	$	N/A	$	N/A	$	N/A

N/A Not applicable.

See accompanying notes to consolidated financial statements.

BEACON FEDERAL

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net income	$691	$814	$1,135	$1,768
Other comprehensive income:
Unrealized losses on securities arising during the period, net of tax	(95)	(64)	(76)	(64)
Comprehensive income	$596	$750	$1,059	$1,704

See accompanying notes to consolidated financial statements.

BEACON FEDERAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:	(Unaudited)
Net income	$1,135	$1,768
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	657	408
Depreciation and amortization	212	216
Amortization of net deferred loan costs	336	361
Net amortization of premiums and discounts on securities	(26)	21
Loss on sale of loans	-	5
Originations of loans held for sale	-	(54)
Proceeds from loans held for sale	-	49
Net change in:
Accrued interest receivable	(436)	(8)
Other assets	388	199
Accrued interest payable and other liabilities	(1,534)	(1,383)
Net cash provided by operating activities	732	1,582
Cash flows from investing activities:
Purchase of FHLB stock	(3,671)	(1,564)
Redemption of FHLB stock	2,510	1,371
Purchase of interest-bearing deposits	-	(5,620)
Maturities of interest-bearing deposits	300	2,987
Securities held to maturity:
Maturities, prepayments and calls	2,579	3,828
Purchases	-	(2,303)
Securities available for sale:
Purchases	(10,108)	(4,220)
Loan originations and payments, net	(75,262)	(46,307)
Purchase of premises and equipment	(444)	(76)
Proceeds from (additions to) foreclosed and repossessed assets	(80)	38
Net cash used for investing activities	$(84,176)	$(51,866)

Continued on following page

BEACON FEDERAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Continued

	Six Months Ended
	June 30,
	2007	2006
Cash flows from financing activities:	(Unaudited)
Net change in deposits	$69,141	$49,084
Proceeds from FHLB advances	434,450	51,170
Repayment of FHLB advances	(411,750)	(50,170)
Repayments of securities sold under agreement to repurchase	(10,227)	(3,000)
Net cash provided by financing activities	81,614	47,084
Net change in cash and cash equivalents	(1,830)	(3,200)
Cash and cash equivalents at beginning of period	8,799	11,927
Cash and cash equivalents at end of period	$6,969	$8,727
Supplemental cash flow information:
Interest paid	$12,047	$7,395
Income taxes paid	757	1,616
Real estate and repossessions acquired in settlement of loans	$-	$-
Loans originated to finance the sale of foreclosed real estate	$900	$-

See accompanying notes to consolidated financial statements.

BEACON FEDERAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Beacon Federal included in the prospectus of Beacon Federal Bancorp, Inc. dated August 10, 2007.

NOTE 2 - PLAN OF CONVERSION

On March 22, 2007, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a mutual savings association to a capital stock corporation (“Conversion”). A new holding company will be established as part of the Conversion. Shares of common stock of the new holding company will be offered in a subscription offering. Concurrently with the subscription offering, shares not subscribed for in the subscription offering will be offered to the general public in a direct community offering.

Subsequent to the Conversion, voting rights will be held and exercised exclusively by the stockholders of the new holding company. Deposit account holders will continue to be insured by the FDIC. A liquidation account will be established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion.

Following completion of the Conversion, the Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of the new holding company’s common stock will be conducted in accordance with applicable laws and regulations. The amount of the Company’s common stock sold to the public will be based upon the Company’s estimated pro forma market value determined by an independent appraisal. The Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. At June 30, 2007, Conversion costs of $413 had been deferred. The transaction is subject to certain conditions, including the required regulatory approvals and approval of the Plan of Conversion by the members of the Bank.

NOTE 3 - EARNINGS PER SHARE

Since the Company had not issued any shares of common stock as of June 30, 2007, per share data is not applicable for any periods covered by the financial statements.

BEACON FEDERAL

NOTE 4 - UNREALIZED LOSSES ON SECURITIES

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2007	Value	loss	Value	loss	Value	loss

Agencies	$1,739	$(11)	$-	$-	$1,739	$(11)
Mortgage-backed securities	-	-	8,705	(319)	8,705	(319)
Collateralized
mortgage obligations	8,712	(164)	22,038	(534)	30,750	(698)
	$10,451	$(175)	$30,743	$(853)	$41,194	$(1,028)

For all of the above securities, the unrealized losses are primarily due to changes in market interest rates and not credit quality of the issuers and, as such, are considered to be temporary by the Bank. In addition, management of the Bank has the intent and ability to hold these securities for the foreseeable future and believes that the fair value of these securities will recover in the future.

BEACON FEDERAL

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of the financial condition and results of operations at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is intended to assist in understanding our financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution you not to place undue reliance on any such forward-looking statements, which only speak as of the date made. The Company wishes to advise you that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense we pay on our deposits and borrowings. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales of loans and other miscellaneous income. Our noninterest expense consists primarily of compensation and employee benefits, office occupancy, marketing, general administrative expenses and income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

BEACON FEDERAL

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable incurred credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

A substantial amount of our loan portfolio is collateralized by real estate. Appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased $81.1 million to $688.8 million at June 30, 2007 from $607.7 million at December 31, 2006. The increase was primarily the result of an increase in net loans and securities available for sale, funded by a $69.1 million increase in deposits and a $22.7 million increase in Federal Home Loan Bank advances.

Net loans increased $75.2 million, or 14.0%, to $612.3 million at June 30, 2007 from $537.1 million at December 31, 2006, reflecting continued strong business relationships maintained by our loan staff in our local markets. Securities available for sale increased to $18.8 million at June 30, 2007 from $8.9 million at December 31, 2006, while securities held to maturity decreased slightly to $35.2 million at June 30, 2007 from $37.7 million at December 31, 2006. The increase in securities available for sale reflected, in part, the deployment of excess liquidity.

BEACON FEDERAL

Deposits increased $69.1 million, or 14.7%, to $540.2 million at June 30, 2007 from $471.1 million at December 31, 2006 due to the success of recent promotions to attract additional deposits. Federal Home Loan Bank advances are utilized to the extent that liquidity needs are not met by cash received from customer deposits. Federal Home Loan Bank advances increased $22.7 million, or 30.7%, to $96.6 million at June 30, 2007 from $73.9 million at December 31, 2006. The increases in deposits and Federal Home Loan Bank advances funded higher net loans and securities available for sale.

Equity increased $1.1 million, or 2.4%, to $45.3 million at June 30, 2007 from $44.2 million at December 31, 2006. The increase resulted from net income of $1.1 million for the six months ended June 30, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General. Net income decreased to $691,000 for the three months ended June 30, 2007 from $814,000 for the three months ended June 30, 2006. The decrease in net income reflected an increase in non-interest expense and the provision for loan losses, partially offset by an increase in net interest income and non-interest income.

Interest Income. Interest income increased $2.4 million, or 30.6%, to $10.2 million for the three months ended June 30, 2007 from $7.8 million for the three months ended June 30, 2006. The increase resulted primarily from higher average balances of loans and higher yields on such loans in the 2007 period compared to the 2006 period.

Interest income on loans increased to $9.3 million for the three months ended June 30, 2007 from $7.0 million for the three months ended June 30, 2006. The increase was due to the higher average balance of loans to $587.0 million for the three months ended June 30, 2007 from $480.3 million for the three months ended June 30, 2006, reflecting our continued emphasis on loan growth. The increase in interest income on loans also was due to higher yields earned on such loans to 6.34% for the three months ended June 30, 2007 from 5.86% for the three months ended June 30, 2006, reflecting higher market interest rates generally, increases in interest rates on our adjustable-rate loans in the higher interest rate environment, and the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2007 period compared to the 2006 period. Interest income on securities, including FHLB stock, increased $177,000, or 30.8%, to $752,000 for the three months ended June 30, 2007 from $575,000 for the three months ended June 30, 2006, reflecting a higher average balance of such securities (to $50.6 million from $45.8 million) as well as higher yields on such securities to 5.96% from 5.04% in the generally higher market interest rate environment.

Interest Expense. Interest expense increased $2.3 million, or 55.0%, to $6.4 million for the three months ended June 30, 2007 from $4.1 million for the three months ended June 30, 2006. The increase in interest expense reflected substantially higher average balances of deposits and borrowings to fund loan growth, as well as substantially higher rates on such deposits and borrowings in the higher market interest rate environment. Interest expense on deposits increased $2.0 million, or 59.7%, to $5.4 million for the three months ended June 30, 2007 from $3.4 million for the three months ended June 30, 2006, reflecting an increase in the average balance of such deposits to $520.9 million for the three months ended June 30, 2007 from $424.3 million for the three months ended June 30, 2006. In addition, the average rate paid on such deposits increased to 4.14% from 3.18%. Interest expense on certificates of deposit increased to $3.5 million for the three months ended June 30, 2007 from $2.6 million for the three months ended June 30, 2006, due primarily to the higher average rate on such deposits (4.98% compared to 4.11%) in the higher market interest rate environment and, to a lesser extent, the higher average balance of such deposits ($280.7 million compared to $255.0 million). Interest expense on money market accounts also increased to $1.4 million from $313,000, reflecting substantially higher rates on such accounts (4.73% in the 2007 period compared to 2.65% in the 2006 period), as well as higher average balances of such accounts ($120.1 million compared to $47.4 million).

BEACON FEDERAL

Interest expense on borrowings increased to $1.0 million for the three months ended June 30, 2007 from $775,000 for the three months ended June 30, 2006. The increase was due to a higher average balance of such borrowings, to $86.1 million for the three months ended June 30, 2007 from $80.2 million for the three months ended June 30, 2006, as borrowings were used to supplement deposits to fund loan growth. The average rates paid on such borrowings also increased to 4.86% from 3.88%, reflecting generally higher market interest rates.

Net Interest Income. Net interest income increased $106,000, or 2.9%, to $3.8 million for the three months ended June 30, 2007 from $3.7 million for the three months ended June 30, 2006. The increase in net interest income was due to an increase in net interest earning assets to $44.1 million for the three months ended June 30, 2007 from $42.3 million for the three months ended June 30, 2006, which more than offset decreases in our net interest rate spread (to 2.03% from 2.43%) and net interest margin (to 2.32% from 2.68%). The decreases in our net interest rate spread and net interest margin reflected the current interest rate environment and the continued flattened to inverted U.S. Treasury yield curve environment.

Provision for Loan Losses. We recorded a provision for loan losses of $464,000 for the three months ended June 30, 2007 compared to a provision for loan losses of $226,000 for the three months ended June 30, 2006. The provision for loan losses reflected substantial growth in our loan portfolio. Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending. Loans increased $55.1 million, or 9.9%, from $557.2 million at March 31, 2007 to $612.3 million at June 30, 2007. The provisions recorded also reflected net charge offs of $20,000 for the three months ended June 30, 2007 compared to net recoveries of $68,000 for the three months ended June 30, 2006. The allowance for loan losses was $5.8 million, or 0.93% of total loans at June 30, 2007 compared to $4.9 million, or 0.97% of total loans at June 30, 2006. Total nonperforming assets were $733,000 at June 30, 2007 compared to $2.0 million at June 30, 2006. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the three months ended June 30, 2007 and 2006.

Non-Interest Income. Non-interest income increased to $790,000 for the three months ended June 30, 2007 from $698,000 for the three months ended June 30, 2006. Service charges increased $62,000, to $620,000 for the three months ended June 30, 2007, reflecting higher deposit-related fees.

Non-Interest Expense. Non-interest expense increased $111,000, or 3.9%, to $3.0 million for the three months ended June 30, 2007 from $2.9 million for the three months ended June 30, 2006. The increase reflected higher FDIC premium expenses, normal salary increases and higher occupancy and equipment expenses, partially offset by lower supplier costs and other non-interest expenses.

Income Tax Expense. The provision for income taxes was $418,000 for the three months ended June 30, 2007 compared to $446,000 for the three months ended June 30, 2006. Our effective tax rate was 37.7% for the three months ended June 30, 2007 compared to 35.4% for the three months ended June 30, 2006.

BEACON FEDERAL

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General. Net income decreased to $1.1 million for the six months ended June 30, 2007 from $1.8 million for the six months ended June 30, 2006. The decrease in net income reflected an increase in non-interest expense and the provision for loan losses, as well as a decrease in net interest income, which was partially offset by an increase in non-interest income.

Interest Income. Interest income increased $4.3 million, or 28.4%, to $19.3 million for the six months ended June 30, 2007 from $15.0 million for the six months ended June 30, 2006. The increase resulted primarily from higher average balances of loans and higher yields on such loans in the 2007 period compared to the 2006 period.

Interest income on loans increased to $17.7 million for the six months ended June 30, 2007 from $13.6 million for the six months ended June 30, 2006. The increase was due to the higher average balance of loans to $569.8 million for the six months ended June 30, 2007 from $469.4 million for the six months ended June 30, 2006, reflecting our continued efforts to increase our loan portfolio. The increase in interest income on loans also was due to higher yields earned on such loans to 6.27% for the six months ended June 30, 2007 from 5.84% for the six months ended June 30, 2006, reflecting higher market interest rates generally, increases in interest rates on our adjustable-rate loans in the higher interest rate environment, and the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2007 period compared to the 2006 period. Interest income on securities, including FHLB stock, increased $215,000, or 19.6%, to $1.3 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006, reflecting a higher average balance of such securities (to $50.6 million from $46.0 million) as well as higher yields on such securities to 5.22% from 4.80% in the generally higher market interest rate environment.

Interest Expense. Interest expense increased $4.6 million, or 59.3%, to $12.2 million for the six months ended June 30, 2007 from $7.7 million for the six months ended June 30, 2006. The increase in interest expense reflected substantially higher average balances of deposits and borrowings to fund loan growth, as well as substantially higher rates on such deposits and borrowings in the higher market interest rate environment. Interest expense on deposits increased $4.1 million, or 67.5%, to $10.2 million for the six months ended June 30, 2007 from $6.1 million for the six months ended June 30, 2006, reflecting an increase in the average balance of such deposits to $502.5 million for the six months ended June 30, 2007 from $407.6 million for the six months ended June 30, 2006. In addition, the average rate paid on such deposits increased to 4.10% from 3.01%. Interest expense on certificates of deposit increased to $6.8 million for the six months ended June 30, 2007 from $4.8 million for the six months ended June 30, 2006, due primarily to the higher average rate on such deposits (4.94% compared to 3.97%) in the higher market interest rate environment and, to a lesser extent, the higher average balance of such deposits ($279.6 million compared to $243.1 million). Interest expense on money market accounts also increased to $2.4 million from $713,000, reflecting substantially higher rates on such accounts (4.65% in the 2007 period compared to 2.64% in the 2006 period), as well as higher average balances of such accounts ($104.0 million compared to $54.5 million).

Interest expense on borrowings increased to $2.0 million for the six months ended June 30, 2007 from $1.6 million for the six months ended June 30, 2006. The increase was due to a higher average balance of such borrowings, to $85.8 million for the six months ended June 30, 2007 from $82.8 million for the six months ended June 30, 2006, as borrowings were used to supplement deposits to fund loan growth. The average rates paid on such borrowings also increased to 4.81% from 3.89%, reflecting generally higher market interest rates.

BEACON FEDERAL

Net Interest Income. Net interest income decreased $293,000, or 4.0%, to $7.0 million for the six months ended June 30, 2007 from $7.3 million for the six months ended June 30, 2006. The decrease in net interest income was due to a decrease in our net interest rate spread (to 1.96% from 2.53%) and net interest margin (to 2.25% from 2.78%, which more than offset an increase in net interest earning assets to $42.9 million for the six months ended June 30, 2007 from $41.6 million for the six months ended June 30, 2006. The decreases in our net interest rate spread and net interest margin reflected the current interest rate environment and the continued flattened to inverted U.S. Treasury yield curve environment.

Provision for Loan Losses. We recorded a provision for loan losses of $657,000 for the six months ended June 30, 2007 compared to a provision for loan losses of $408,000 for the six months ended June 30, 2006. The provision for loan losses reflected substantial growth in our loan portfolio. Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending. Loans increased $75.2 million, or 14.0%, from $537.1 million at December 31, 2006 to $612.3 million at June 30, 2007. The provisions also reflected net charge offs of $94,000 for the six months ended June 30, 2007 compared to net recoveries of $20,000 for the six months ended June 30, 2006. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the six months ended June 30, 2007 and 2006.

Non-Interest Income. Non-interest income increased to $1.5 million for the six months ended June 30, 2007 from $1.4 million for the six months ended June 30, 2006. Service charges increased $73,000, to $1.2 million for the six months ended June 30, 2007, reflecting higher deposit-related fees.

Non-Interest Expense. Non-interest expense increased $521,000, or 9.4%, to $6.1 million for the six months ended June 30, 2007 from $5.6 million for the six months ended June 30, 2006. The increase reflected higher FDIC premium expenses, normal salary increases, higher occupancy and equipment expenses, higher telephone and postage expenses, a higher provision for loss on foreclosed assets, and higher other non-interest expenses.

Income Tax Expense. The provision for income taxes was $698,000 for the six months ended June 30, 2007 compared to $1.0 million for the six months ended June 30, 2006, reflecting lower pre-tax income for the 2007 period compared to the 2006 period. Our effective tax rate was 38.1% for the six months ended June 30, 2007 compared to 36.4% for the six months ended June 30, 2006.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

BEACON FEDERAL

	For the Six Months Ended June 30,
	2007			2006
	Average			Average
	Outstanding	Interest	Yield /	Outstanding	Interest	Yield /
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$569,773	$17,703	6.27%	$469,387	$13,575	5.84%
Securities	46,371	1,142	4.97	42,485	1,014	4.81
FHLB stock	4,244	168	7.98	3,524	81	4.64
Interest-earning deposits	10,772	264	4.94	16,646	342	4.14
Total interest-earning assets	631,160	19,277	6.16	532,042	15,012	5.69
Non-interest-earning assets	8,026			7,530
Total assets	$639,186			$539,572

Interest-bearing liabilities:
Savings	$67,216	293	0.88	$71,968	187	0.53
Money market accounts	103,978	2,398	4.65	54,487	713	2.64
NOW accounts	51,666	662	2.59	38,069	408	2.16
Time accounts	279,648	6,847	4.94	243,117	4,782	3.97
Total deposits	502,508	10,200	4.10	407,641	6,090	3.01
FHLB advances	73,945	1,786	4.87	62,070	1,199	3.90
Reverse repurchase agreements	11,818	258	4.40	20,714	397	3.86
Total interest-bearing liabilities	588,271	12,244	4.20	490,425	7,686	3.16

Non-interest-bearing deposits	5,089			5,951
Other non-interest-bearing liabilities	1,122			398
Total liabilities	594,482			496,774
Equity	44,704			42,798
Total liabilities and equity	$639,186			$539,572

Net interest income		$7,033			$7,326

Net interest rate spread			1.96%			2.53%

Net interest-earning assets	42,889			$41,617

Net interest margin			2.25%			2.78%

Average of interest-earning assets to
interest-bearing liabilities			107.29%			108.49%

BEACON FEDERAL

	For the Three Months Ended June 30,
	2007			2006
	Average			Average
	Outstanding	Interest	Yield /	Outstanding	Interest	Yield /
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$587,003	$9,271	6.34%	$480,304	$7,017	5.86%
Securities	46,251	610	5.29	42,366	530	5.03
FHLB stock	4,359	142	13.07	3,465	45	5.22
Interest-earning deposits	13,424	157	4.70	20,677	205	3.98
Total interest-earning assets	651,037	10,180	6.28	546,812	7,797	5.72
Non-interest-earning assets	7,579			7,659
Total assets	$658,616			$554,471

Interest-bearing liabilities:
Savings	$68,191	152	0.89	$71,707	96	0.54
Money market accounts	120,106	1,415	4.73	47,356	313	2.65
NOW accounts	51,922	328	2.53	50,248	346	2.76
Time accounts	280,652	3,479	4.98	255,017	2,611	4.11
Total deposits	520,871	5,374	4.14	424,328	3,366	3.18
FHLB advances	77,704	932	4.81	60,487	580	3.85
Reverse repurchase agreements	8,409	112	5.34	19,714	195	3.97
Total interest-bearing liabilities	606,984	6,418	4.25	504,529	4,141	3.29

Non-interest-bearing deposits	5,359			6,377
Other non-interest-bearing liabilities	1,285			241
Total liabilities	613,628			511,147
Equity	44,988			43,324
Total liabilities and equity	$658,616			$554,471

Net interest income		$3,762			$3,656

Net interest rate spread			2.03%			2.43%

Net interest-earning assets	44,053			42,283

Net interest margin			2.32%			2.68%

Average of interest-earning assets to
interest-bearing liabilities			107.26%			108.38%

BEACON FEDERAL

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a liquidity ratio of 4.0% or greater. For the six months ended June 30, 2007, our liquidity ratio averaged 9.6%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2007. We anticipate that we will maintain higher liquidity levels following the completion of the stock offering. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $7.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.8 million at June 30, 2007. On that date, we had $96.6 million in advances outstanding, with the ability to borrow an additional $72.7 million. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2007, we had $45.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $53.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2007 totaled $198.2 million, or 36.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the six months ended June 30, 2007, we originated $150.0 million of loans, and during the six months ended June 30, 2006, we originated $114.9 million of loans. We purchased $10.1 million of securities during the six months ended June 30, 2007 and we purchased $6.5 million of securities during the six months ended June 30, 2006.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $69.1 million for the six months ended June 30, 2007 and a net increase in total deposits of $49.1 million for the six months ended June 30, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds. Federal Home Loan Bank advances increased by $22.7 million for the six months ended June 30, 2007, compared to an increase of $1.0 million for the six months ended June 30, 2006. Federal Home Loan Bank advances have primarily been used to fund loan demand. At June 30, 2007, we had the ability to borrow up to $169.3 million from the Federal Home Loan Bank of New York.

BEACON FEDERAL

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. At June 30, 2007 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2007 and December 31, 2006, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios for the Bank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2007 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$45,304
Unrealized loss on AFS securities	85
Tier 1 (Core) Capital and Tangible Capital	45,389		$10,334	1.50%
General valuation allowance	5,370
Deduction for low-level recourse	(118)
Total Capital to risk-weighted
assets	$50,641	10.75%	$37,694	8.00%	$47,118	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$45,271	9.61%	$18,847	4.00%	$28,271	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$45,389	6.59%	$27,558	4.00%	$34,448	5.00%

BEACON FEDERAL

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2006 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$44,245
Unrealized loss on AFS securities	9
Tier 1 (Core) Capital and Tangible Capital	44,254		$9,110	1.50%
General valuation allowance	5,192
Deduction for low-level recourse	(96)
Total Capital to risk-weighted
assets	$49,350	11.74%	$33,624	8.00%	$42,030	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$44,158	10.51%	$16,812	4.00%	$25,218	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$44,254	7.29%	$24,293	4.00%	$30,366	5.00%

Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make.

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	June 30, 2007		December 31, 2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
		(Dollars in Thousands)
Commitments to make loans	$26,179	$19,564	$11,012	$4,894
Unused lines of credit and letters of credit	$8,293	$45,576	$8,716	$34,229
Range of fixed-rate commitments	4.49%-15.00%	-	5.625%-9.50%	-

The following instruments are considered financial instruments under FASB Interpretation 45. These instruments are carried at fair value. The contract amount and carrying value of these instruments was as follows:

	June 30, 2007		December 31, 2006
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Standby letters of credit	$736	$-	$729	$-
Loans sold with limited recourse	$4,650	$-	$4,782	$-

BEACON FEDERAL

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with limited recourse. The Bank has an agreement to sell residential loans up to $10 million to the FHLB of New York. Approximately $5.6 million has been sold through June 30, 2007. Under the agreement, the Bank has a maximum credit enhancement of $118,000 at June 30, 2007. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

Recent Accounting Pronouncements

The following paragraphs summarize recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123(R)) “Share-Based Payment”. SFAS No. 123(R) requires all entities to recognize compensation expense equal to the fair value of share-based payments such as stock options granted to employees. SFAS No. 123(R) is effective for the first interim period after the effective date of our stock offering. The effect on future operations will depend on the level of future option grants, vesting period of such options and fair value of options granted at such future dates.

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public entities. We will consider the guidance provided by SAB 107 as part of our adoption of SFAS No. 123(R).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and No. 140.” SFAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material impact on our financial position or results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 did not have a material impact on our financial position or results of operation.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109” (FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. We adopted the provisions of FIN 48, effective January 1, 2007. No adjustments were recognized for uncertain tax positions. We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes. Tax years ending December 31, 2004 through December 31, 2006 remain open to examination by these jurisdictions. We recognize interest and penalties related to tax positions in income tax expense. At June 30, 2007, there was no accrual for uncertain tax positions or related interest.

BEACON FEDERAL

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on the Bank’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the requirements of the Statement and impact on our financial position and results of operations.

Asset Quality

General. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	June 30,	December 31,
	2007	2006
	(In Thousands)
Nonaccrual loans	$216	$-
Loans past due over 90 days still on accrual	-	4
Impaired loan	385	-
Total nonperforming loans	601	4
Foreclosed and repossessed assets	132	952
Total nonperforming assets	$733	$956

The allowance for losses on the impaired loan was $385,000 at June 30, 2007. The average balance of the impaired loan for the six months ended June 30, 2007 and interest income recognized during the period that the loan was impaired was $257,000 and $4,000, respectively.

At June 30, 2007, Beacon Federal had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

Classification of Assets. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at June 30, 2007, classified assets consisted of substandard assets of $1.9 million, no doubtful assets and loss assets of $385,000. As of June 30, 2007, our largest substandard asset was a loan secured by commercial real estate located in Morrison, Tennessee, with a principal balance of $1.1 million. As of June 30, 2007, we had $14.0 million of assets designated as special mention.

BEACON FEDERAL

Allowance for losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
	2007	2006
	(In Thousands)
Beginning balance	$5,192	$4,437
Provision for loan losses	657	408
Loans charged off	(292)	(134)
Recoveries	198	154
Ending balance	$5,755	$4,865

BEACON FEDERAL

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates.

Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The modeling assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current economic conditions.

We have not engaged in hedging through the use of derivatives. In February 2007, we purchased a two-year, $30 million notional value interest rate cap, in order to limit our potential exposure to rising interest rates. The cost of the transaction was $37,000. The counter-party in the transaction, a nationally recognized broker-dealer firm, will pay us if and when the one-month LIBOR rate is above the rate cap of 5.75%. The interest rate cap agreement expires in February 2009.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or decrease in market interest rates.

As of June 30, 2007, our exposure to interest rate risk has not changed significantly from disclosures included in the prospectus of Beacon Federal Bancorp, Inc. dated August 10, 2007.

BEACON FEDERAL BANCORP, INC.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosures and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BEACON FEDERAL BANCORP, INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A - Risk Factors

For information regarding the Company’s risk factors see “Risk Factors”, in the prospectus of Beacon Federal Bancorp, Inc. (Company) dated August 10, 2007 contained in the Company’s Registration Statement on Form S-1 (Commission File No. 333-143522).

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	There were no sales of unregistered equity securities during the period covered by this Report.
(b)	The Company’s stock offering has not been completed. Information with respect to use of proceeds will be furnished in subsequent filings.
(c)	There were no issuer repurchases of equity securities during the period covered by this Report.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5 - Other Information.

None

Item 6 - Exhibits.

(a)	Exhibits.

	2.0	Plan of Conversion. (1)
	3.1	Articles of Incorporation of Beacon Federal Bancorp Inc. (1)
	3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
	4.0	Stock Certificate of Beacon Federal Bancorp, Inc. (1)
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.0	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities Exchange Commission in the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-143522.

BEACON FEDERAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: September 24, 2007	BY:	/s/ Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	/s/ James D. Lapsley
James D. Lapsley, Senior Vice-President and Chief Financial Officer