Form 10-Q
period 2007-09-30
Beacon Federal Bancorp, Inc.
filed 2007-11-09
CIK 1401573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
                               ------------------

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from         to       Commission file number 000-52826
                               -------   -----

                          BEACON FEDERAL BANCORP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                      26-0706826
-------------------------------                  -------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5000 Brittonfield Parkway, East Syracuse, New York                      13057
--------------------------------------------------                   ---------
(Address of principal executive office)                              (Zip Code)
Registrant's telephone number, including area code (315) 433-0111
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes         No X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer "and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer    Accelerated filer     Non-accelerated filer X

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding November 8, 2007
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per share                      7,396,431

                          BEACON FEDERAL BANCORP, INC.
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                      INDEX

                                                                        PAGE NO.

PART I - Financial Information.                                               3

Item 1.  Financial Statements.                                                3

             Consolidated Balance Sheets                                      3

             Consolidated Statements of Income                                4

             Consolidated Statements of Comprehensive Income                  5

             Consolidated Statements of Cash Flows                            6

             Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         25

Item 4. Controls and Procedures.                                             26

PART II - Other Information.                                                 27

Item 1.  Legal Proceedings.                                                  27

Item 1A.  Risk Factors                                                       27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        27

Item 3.  Defaults Upon Senior Securities.                                    27

Item 4. Submission of Matters to a Vote of Security Holders.                 27

Item 5.  Other Information.                                                  27

Item 6.  Exhibits.                                                           27

Signatures                                                                   29

Certifications                                                               30

                                 BEACON FEDERAL

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

On October 1, 2007, Beacon Federal Bancorp, Inc. ("the Company") became the holding company for Beacon Federal and its subsidiary ("Beacon Federal" or "the Bank") upon the Bank's completion of the conversion from a mutual savings association to a capital stock corporation. At September 30, 2007, Beacon Federal Bancorp, Inc. has no assets and conducted no operations, and accordingly, the information presented in this report is for the Bank.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    September 30,             December 31,
                                                                                    -------------             -------------
ASSETS                                                                                   2007                     2006
                                                                                    -------------             -------------
                                                                                     (Unaudited)
Cash and due from financial institutions                                           $       5,733             $      8,799
Federal funds sold                                                                        38,000                        -
                                                                                    -------------             -------------
    Cash and cash equivalents                                                             43,733                    8,799
Interest-bearing deposits in other financial institutions                                  1,636                    2,135
Securities held to maturity (fair value of $31,965
   and $36,874, respectively)                                                             32,321                   37,706
Securities available for sale                                                             64,645                    8,852
Loans, net of allowance for loan losses of $6,036
   and $5,192, respectively                                                              667,101                  537,097
Federal Home Loan Bank stock of New York                                                   9,798                    4,091
Premises and equipment, net                                                                3,748                    3,717
Accrued interest receivable                                                                2,990                    2,233
Foreclosed and repossessed assets                                                            310                      952
Other assets                                                                               8,643                    2,087
                                                                                    -------------             -------------
      Total assets                                                                 $     834,925              $   607,669
                                                                                   ==============             =============
LIABILITIES AND EQUITY

Deposits                                                                           $     588,444              $   471,137
Federal Home Loan Bank advances                                                          197,618                   73,900
Securities sold under agreement to repurchase                                                 -                    15,227
Accrued interest payable and other liabilities                                             3,117                    3,160
                                                                                    -------------             -------------
      Total liabilities                                                                  789,179                  563,424
Commitments and contingencies                                                       -------------             -------------
Accumulated other comprehensive loss, net                                                   (248)                      (9)
Retained earnings - substantially restricted                                              45,994                   44,254
                                                                                    -------------             -------------
      Total equity                                                                        45,746                   44,245
                                                                                    -------------             -------------
      Total liabilities and equity                                                 $     834,925              $   607,669
                                                                                    =============             =============


See accompanying notes to consolidated financial statements.

                                 BEACON FEDERAL
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)

                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30,                          September 30,
                                                        ------------------------------           -----------------------------
                                                           2007                2006                 2007               2006
                                                        -----------       -----------            -----------       -----------
Interest and dividend income:                                      (Unaudited)                               (Unaudited)
   Loans, including fees                                 $   10,031      $      7,697          $    27,734         $   21,272
   Securities                                                 1,008               607                2,150              1,621
   FHLB stock                                                   160                49                  328                130
   Federal funds sold and other                                 148               134                  412                476
                                                        -----------       -----------          -----------         ----------
      Total interest income                                  11,347             8,487               30,624             23,499
Interest expense:                                       -----------       -----------          -----------         ----------
   Deposits                                                   5,446             3,947               15,646             10,037
   FHLB advances                                              1,943               715                3,729              1,914
   Securities sold under agreement to repurchase                 26               184                  284                581
                                                        -----------       -----------          -----------         ----------
      Total interest expense                                  7,415             4,846               19,659             12,532
                                                        -----------       -----------          -----------         ----------
      Net interest income                                     3,932             3,641               10,965             10,967
Provision for loan losses                                       737               184                1,394                592
                                                        -----------       -----------          -----------         ----------
      Net interest income after provision
        for loan losses                                       3,195             3,457                9,571             10,375
Noninterest income:                                     -----------       -----------          -----------         ----------
   Service charges                                              647               616                1,837              1,733
   Commission income                                             92                82                  349                301
   Loss on sale of loans                                          -                 -                    -                 (5)
   Other                                                        125                65                  220                159
                                                        -----------       -----------          -----------         ----------
      Total noninterest income                                  864               763                2,406              2,188
Noninterest expense:                                    -----------       -----------          -----------         ----------
   Salaries and employee benefits                             1,560             1,463                4,958              4,788
   Occupancy and equipment                                      310               253                  908                791
   Advertising and marketing                                     57                78                  226                258
   Telephone, delivery and postage                              108                70                  355                240
   Supplies                                                      70                71                  300                311
   Audit and examination                                         79                77                  220                192
   FDIC premium expense                                          94                14                  275                 40
   Provision for loss on foreclosed assets                        -                 -                  110                  -
   Provision for loss on impaired assets                        218                 -                  218                  -
   Other                                                        559               530                1,570              1,500
                                                        -----------       -----------          -----------         ----------
      Total noninterest expense                               3,055             2,556                9,140              8,120
                                                        -----------       -----------          -----------         ----------
Income before income taxes                                    1,004             1,664                2,837              4,443
Income tax expense                                              399               615                1,097              1,626
                                                        -----------       -----------          -----------         ----------
      Net income                                         $      605      $      1,049          $     1,740           $  2,817
                                                        ===========       ===========          ===========         ===========
Basic and diluted earnings per share                     $      N/A      $     N/A             $       N/A           $    N/A
                                                        ===========       ===========          ===========         ===========

N/A  Not applicable.

See accompanying notes to consolidated financial statements.

                                 BEACON FEDERAL
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                              Three Months Ended                Nine Months Ended
                                                                                 September 30,                    September 30,
                                                                        ---------------------------     ---------------------------
                                                                            2007            2006           2007             2006
                                                                        -----------      ----------     -----------      ----------
                                                                                 (Unaudited)                       (Unaudited)
Net income                                                                $    605       $   1,049       $   1,740       $   2,817
Other comprehensive income:
   Unrealized gains (losses) on securities
        arising during the period, net of tax                                 (163)             23            (239)            (41)
                                                                        -----------      ----------     -----------      ----------
Comprehensive income                                                      $    442       $   1,072       $   1,501       $   2,776
                                                                        ===========      ==========     ===========      ==========

See accompanying notes to consolidated financial statements.

                                 BEACON FEDERAL
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                  ------------------------------------
                                                                                      2007                  2006
                                                                                  --------------       ---------------
Cash flows from operating activities:                                                         (Unaudited)
   Net income                                                                     $    1,740           $    2,817
   Adjustments to reconcile net income to net
      cash provided by (used for) operating activities:
         Provision for loan losses                                                     1,394                  592
         Provision for loss on foreclosed assets                                         110                   -
         Provision for loss on impaired assets                                           218                   -
         Depreciation and amortization                                                   326                  319
         Amortization of net deferred loan costs                                         624                  576
         Net amortization of premiums and discounts on securities                         17                   37
         Loss on sale of loans                                                             -                    5
         Originations of loans held for sale                                               -                 (54)
         Proceeds from loans held for sale                                                 -                   49
         Net change in:
             Accrued interest receivable                                                 (757)               (249)
             Other assets                                                              (6,556)                (27)
             Accrued interest payable and other liabilities                               117                 (55)
                                                                                  --------------       ---------------
            Net cash provided by (used for) operating activities                       (2,767)              4,010
Cash flows from investing activities:                                             --------------       ---------------
   Purchase of FHLB stock                                                              (8,776)             (3,058)
   Redemption of FHLB stock                                                             3,069               2,243
   Purchase of interest-bearing deposits                                                   -               (5,620)
   Maturities of interest-bearing deposits                                                499               3,225
   Securities held to maturity:
      Maturities, prepayments and calls                                                 5,388               5,777
      Purchases                                                                            -               (2,303)
   Securities available for sale:
      Purchases                                                                       (56,704)            (13,120)
      Proceeds from maturity or call                                                      492                  -
   Loan originations and payments, net                                               (131,490)            (67,586)
   Purchase of premises and equipment                                                    (575)               (124)
   Proceeds from foreclosed and repossessed assets                                         -                   29
                                                                                  --------------       ---------------
           Net cash used for investing activities                                 $  (188,097)         $  (80,537)
                                                                                  --------------       ---------------


                                                                                           Continued on following page

                                 BEACON FEDERAL
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
Continued


                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                                  ------------------------------------
                                                                                      2007                  2006
                                                                                  --------------       ---------------
Cash flows from financing activities:                                                          (Unaudited)
   Net change in deposits                                                          $   117,307           $   60,075
   Proceeds from FHLB advances                                                         981,593              300,783
   Repayment of FHLB advances                                                         (857,875)            (286,083)
   Repayments of securities sold under agreement to repurchase                         (15,227)              (3,000)
                                                                                  --------------       ---------------
         Net cash provided by financing activities                                     225,798               71,775
                                                                                  --------------       ---------------
Net change in cash and cash equivalents                                                 34,934               (4,752)
Cash and cash equivalents at beginning of period                                         8,799               11,927
                                                                                  --------------       ---------------
Cash and cash equivalents at end of period                                         $    43,733           $    7,175
Supplemental cash flow information:                                               ==============       ===============
   Interest paid                                                                   $    18,950           $   12,453
   Income taxes paid                                                                     1,312                1,736
   Real estate and repossessions acquired in settlement of loans                   $       465           $       -
   Loans originated to finance the sale of foreclosed real estate                  $       997           $       -



See accompanying notes to consolidated financial statements.

                                 BEACON FEDERAL
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

NOTE 2 - STOCK CONVERSION

On October 1, 2007, Beacon Federal completed its conversion from a mutual savings association to a capital stock corporation. A new holding company, Beacon Federal Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by Beacon Federal Bancorp, Inc. of 7,396,431 shares of common stock at $10 per share. Net proceeds of $66.0 million were raised in the stock offering, after deduction of estimated conversion costs of $2.0 million and excluding $5.9 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the "ESOP"), enabling the ESOP to purchase 591,714 shares of common stock in the offering for the benefit of the Bank's employees. Shares of the Company's common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company will recognize compensation expense equal to the fair value of the ESOP shares committed to be released during the period. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Because the ESOP did not exist at September 30, 2007, no compensation expense related to the ESOP had been recognized at that time.

Beacon Federal Bancorp, Inc.'s common stock is traded on the NASDAQ Global Market under the symbol "BFED."

Voting rights will be held and exercised exclusively by the stockholders of the new holding company. Deposit account holders will continue to be insured by the FDIC. A liquidation account was established in the amount of $44.7 million, which represented the Bank's total equity as of March 31, 2007, the latest balance sheet date in the final prospectus used in the conversion.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of the new holding company's common stock will be conducted in accordance with applicable laws and regulations.

At September 30, 2007, conversion costs of $906,000 had been deferred.

                                 BEACON FEDERAL

NOTE 3 - EARNINGS PER SHARE

Since the Company had not issued any shares of common stock as of September 30, 2007, per share data is not applicable for any periods covered by the financial statements.

NOTE 4 - UNREALIZED LOSSES ON SECURITIES

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:


                                Less than 12 Months              12 Months or Longer                     Total
                              Fair         Unrealized          Fair        Unrealized            Fair             Unrealized
September 30, 2007            Value           loss             Value         loss                Value                loss
---------------------      -----------    -------------     -----------    -----------       -------------       ------------

Agencies                    $    1,749      $     (1)       $      -       $     -            $   1,749          $       (1)
Corporates                       2,890          (109)              -             -                2,890                (109)
Mortgage-backed
  securities                     4,883           (51)          6,201           (89)              11,084                (140)
Asset-backed securities          2,766           (28)              -             -                2,766                 (28)
Collateralized
mortgage obligations            15,786          (143)         26,529          (627)              42,315                (770)
                              ---------    ----------       ---------      ----------         ----------         -----------
                           $    28,074      $   (332)       $ 32,730       $  (716)           $  60,804          $   (1,048)
                              =========    ==========       =========      ==========         ==========         ===========

For all of the above securities, the unrealized losses are primarily due to changes in market interest rates and not credit quality of the issuers and, as such, are considered to be temporary by the Bank. In addition, management of the Bank has the intent and ability to hold these securities until market recovery or maturity and believes that the fair value of these securities will recover in the future.

NOTE 5 - PROVISION FOR LOSS ON IMPAIRED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Bank recognized a provision for loss on impaired assets of $218,000 during the third quarter of 2007. The impairment resulted from a decline in the fair value of certain Bank properties, which were sold in October 2007.

                                 BEACON FEDERAL

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of the financial condition and results of operations at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additionally, other risks and uncertainties are described in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC"), which is available through the SEC's website at www.sec.gov. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which only speak as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense we pay on our deposits and borrowings. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains (losses) on sales of loans and other miscellaneous income. Our noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, marketing, general administrative expenses and income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

Net income decreased to $605,000 for the three months ended September 30, 2007 from $1.0 million for the three months ended September 30, 2006. The decrease in net income reflected an increase in non-interest expense and an increased provision for loan losses, partially offset by an increase in net interest income and non-interest income.

                                 BEACON FEDERAL

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased $227.2 million to $834.9 million at September 30, 2007 from $607.7 million at December 31, 2006. The increase was primarily the result of a $130.0 million increase in net loans, $55.8 million increase in securities

                                 BEACON FEDERAL

available for sale and $34.9 million increase in cash and cash equivalents, funded by a $117.3 million increase in deposits and a $108.5 million increase in borrowings. Approximately $60.0 million of deposits at September 30, 2007 were held on behalf of subscribers for purchase of common stock of Beacon Federal Bancorp, Inc. in our conversion.

Cash and cash equivalents increased to $43.7 million at September 30, 2007 from $8.8 million at December 31, 2006 as a result of deposits held for the public offering. Net loans increased $130.0 million, or 24.2%, to $667.1 million at September 30, 2007 from $537.1 million at December 31, 2006, reflecting continued strong business relationships maintained by our loan staff in our local markets. Securities available for sale increased to $64.6 million at September 30, 2007 from $8.9 million at December 31, 2006, while securities held to maturity decreased to $32.3 million at September 30, 2007 from $37.7 million at December 31, 2006. The increase in securities available for sale reflected, in part, the deployment of excess liquidity. Federal Home Loan Bank stock of New York increased $5.7 million as required by the FHLB due to a higher level of FHLB advances outstanding. Accrued interest receivable increased due to a higher balance of loans and securities outstanding and timing of interest receipts. Other assets increased primarily as a result of a receivable related to the ESOP, which was formed in connection with the conversion.

Deposits increased $117.3 million, or 24.9%, to $588.4 million at September 30, 2007 from $471.1 million at December 31, 2006 due to the success of recent promotions to attract additional deposits and deposits of $60.0 million held on behalf of subscribers for purchase of common stock of Beacon Federal Bancorp, Inc. Federal Home Loan Bank advances are utilized to the extent that liquidity needs are not met by cash received from customer deposits. Federal Home Loan Bank advances increased $123.7 million, or 167.4%, to $197.6 million at September 30, 2007 from $73.9 million at December 31, 2006.

Equity increased $1.5 million, or 3.3%, to $45.7 million at September 30, 2007 from $44.2 million at December 31, 2006. The increase resulted from net income of $1.7 million for the nine months ended September 30, 2007. In addition, unrealized losses, net of taxes on securities increased to $248,000 at September 30, 2007 from $9,000 at December 31, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income decreased to $605,000 for the three months ended September 30, 2007 from $1.0 million for the three months ended September 30, 2006. The decrease in net income reflected an increase in non-interest expense and an increased provision for loan losses, partially offset by an increase in net interest income and non-interest income.

Interest Income. Interest income increased $2.8 million, or 33.7%, to $11.3 million for the three months ended September 30, 2007 from $8.5 million for the three months ended September 30, 2006. The increase resulted primarily from higher average balances of loans and higher yields on such loans in the 2007 period compared to the 2006 period.

Interest income on loans increased to $10.0 million for the three months ended September 30, 2007 from $7.7 million for the three months ended September 30, 2006. The increase was due to the higher average balance of loans to $647.4 million for the three months ended September 30, 2007 from $508.0 million for the three months ended September 30, 2006, reflecting our continued emphasis on loan growth. The increase in interest income on loans also was due to higher average yields earned on such loans to 6.15% for the three months ended September 30, 2007 from 6.02% for the three months ended September 30, 2006, reflecting higher market interest rates generally, increases in interest rates on our adjustable-rate loans in the higher interest rate environment, and the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2007 period compared to the 2006 period.

                                 BEACON FEDERAL

Interest income on securities, including FHLB stock, increased $512,000, or 78.0%, to $1.2 million for the three months ended September 30, 2007 from $656,000 for the three months ended September 30, 2006, reflecting a higher average balance of such securities (to $82.6 million from $50.2 million) as well as higher average yields on such securities to 5.61% from 5.18% in the generally higher market interest rate environment.

Interest Expense. Interest expense increased $2.6 million, or 53.0%, to $7.4 million for the three months ended September 30, 2007 from $4.8 million for the three months ended September 30, 2006. The increase in interest expense reflected substantially higher average balances of deposits and borrowings to fund loan growth, as well as substantially higher rates on such deposits and borrowings in the higher market interest rate environment. Interest expense on deposits increased $1.5 million, or 38.0%, to $5.4 million for the three months ended September 30, 2007 from $3.9 million for the three months ended September 30, 2006, reflecting an increase in the average balance of such deposits to $517.8 million for the three months ended September 30, 2007 from $444.3 million for the three months ended September 30, 2006. In addition, the average rate paid on such deposits increased to 4.18% from 3.53%. Interest expense on certificates of deposit increased to $3.6 million for the three months ended September 30, 2007 from $3.1 million for the three months ended September 30, 2006, due primarily to the higher average rate on such deposits (5.04% compared to 4.49%) in the higher market interest rate environment and, to a lesser extent, the higher average balance of such deposits ($281.0 million compared to $272.5 million). Interest expense on money market accounts also increased to $1.4 million from $272,000, reflecting substantially higher rates on such accounts (4.53% in the 2007 period compared to 2.87% in the 2006 period), as well as higher average balances of such accounts ($122.5 million compared to $37.6 million).

Interest expense on borrowings increased to $2.0 million for the three months ended September 30, 2007 from $899,000 for the three months ended September 30, 2006. The increase was due to a higher average balance of such borrowings, to $162.4 million for the three months ended September 30, 2007 from $85.7 million for the three months ended September 30, 2006, as borrowings were used to supplement deposits to fund loan growth. The average rates paid on such borrowings increased to 4.81% from 4.16%.

Net Interest Income. Net interest income increased $291,000, or 8.0%, to $3.9 million for the three months ended September 30, 2007 from $3.6 million for the three months ended September 30, 2006. The increase in net interest income was due to an increase in net interest earning assets to $61.9 million for the three months ended September 30, 2007 from $42.0 million for the three months ended September 30, 2006, which more than offset decreases in our net interest rate spread (to 1.74% from 2.26%) and net interest margin (to 2.10% from 2.53%). The decreases in our net interest rate spread and net interest margin reflected the current interest rate environment and the continued flat U.S. Treasury yield curve environment.

Provision for Loan Losses. We recorded a provision for loan losses of $737,000 for the three months ended September 30, 2007 compared to a provision for loan losses of $184,000 for the three months ended September 30, 2006. The provision for loan losses reflected substantial growth in our loan portfolio and an increase in classified assets. Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending. Loans increased $54.8 million, or 9.0%, from $612.3 million at June 30, 2007 to $667.1 million at September 30, 2007. The provisions recorded also reflected net charge offs of $476,000 for the three months ended September 30, 2007 compared to net charge offs of $21,000 for the three months ended September 30, 2006. The allowance for loan losses was

                                 BEACON FEDERAL

$6.0 million, or 0.90% of total loans at September 30, 2007 compared to $5.0 million, or 0.97% of total loans at September 30, 2006. Total nonperforming loans were $775,000 at September 30, 2007 compared to $601,000 at June 30, 2007. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the three months ended September 30, 2007 and 2006.

Non-Interest Income. Non-interest income increased to $864,000 for the three months ended September 30, 2007 from $763,000 for the three months ended September 30, 2006. Service charges increased $31,000, to $647,000 for the three months ended September 30, 2007, reflecting higher deposit-related fees. Other noninterest income increased primarily as a result of a prepayment penalty on one loan.

Non-Interest Expense. Non-interest expense increased $499,000, or 19.5%, to $3.0 million for the three months ended September 30, 2007 from $2.5 million for the three months ended September 30, 2006. The increase reflected a provision for loss on impaired assets, higher FDIC premium expenses, higher accrued bonuses and normal salary increases, higher occupancy and equipment expenses and higher other noninterest expenses. The Bank recognized an impairment loss of $218,000 as a result of a decline in the fair value of certain Bank properties. FDIC premium expense increased due to a new risk-based assessment system, which became effective January 1, 2007 and considers the supervisory rating and certain financial ratios of each financial institution. Occupancy and equipment increased as a result of higher office rent expenses and equipment maintenance costs. Other non-interest expense increased due primarily to New York sales tax audit expenses and call center related costs.

Income Tax Expense. The provision for income taxes was $399,000 for the three months ended September 30, 2007 compared to $615,000 for the three months ended September 30, 2006. Our effective tax rate was 39.7% for the three months ended September 30, 2007 compared to 37.0% for the three months ended September 30, 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General. Net income decreased to $1.7 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006. The decrease in net income reflected an increase in non-interest expense and an increased provision for loan losses, partially offset by an increase in non-interest income.

Interest Income. Interest income increased $7.2 million, or 30.3%, to $30.6 million for the nine months ended September 30, 2007 from $23.4 million for the nine months ended September 30, 2006. The increase resulted primarily from higher average balances of loans and higher yields on such loans in the 2007 period compared to the 2006 period.

Interest income on loans increased to $27.7 million for the nine months ended September 30, 2007 from $21.3 million for the nine months ended September 30, 2006. The increase was due to the higher average balance of loans to $595.9 million for the nine months ended September 30, 2007 from $482.9 million for the nine months ended September 30, 2006, reflecting our continued efforts to increase our loan portfolio. The increase in interest income on loans also was due to higher average yields earned on such loans to 6.23% for the nine months ended September 30, 2007 from 5.89% for the nine months ended September 30, 2006, reflecting higher market interest rates generally, increases in interest

                                 BEACON FEDERAL

rates on our adjustable-rate loans in the higher interest rate environment, and the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2007 period compared to the 2006 period. Interest income on securities, including FHLB stock, increased $727,000, or 41.5%, to $2.5 million for the nine months ended September 30, 2007 from $1.8 million for the nine months ended September 30, 2006, reflecting a higher average balance of such securities (to $61.4 million from $47.6 million) as well as higher average yields on such securities to 5.40% from 4.92% in the generally higher market interest rate environment.

Interest Expense. Interest expense increased $7.2 million, or 56.9%, to $19.7 million for the nine months ended September 30, 2007 from $12.5 million for the nine months ended September 30, 2006. The increase in interest expense reflected substantially higher average balances of deposits and borrowings to fund loan growth, as well as substantially higher rates on such deposits and borrowings in the higher market interest rate environment. Interest expense on deposits increased $5.6 million, or 55.9%, to $15.6 million for the nine months ended September 30, 2007 from $10.0 million for the nine months ended September 30, 2006, reflecting an increase in the average balance of such deposits to $507.7 million for the nine months ended September 30, 2007 from $421.5 million for the nine months ended September 30, 2006. In addition, the average rate paid on such deposits increased to 4.12% from 3.19%. Interest expense on certificates of deposit increased to $10.4 million for the nine months ended September 30, 2007 from $7.9 million for the nine months ended September 30, 2006, due primarily to the higher average rate on such deposits (4.98% compared to 4.15%) in the higher market interest rate environment and, to a lesser extent, the higher average balance of such deposits ($280.1 million compared to $253.3 million). Interest expense on money market accounts also increased to $3.8 million from $985,000, reflecting substantially higher rates on such accounts (4.61% in the 2007 period compared to 2.70% in the 2006 period), as well as higher average balances of such accounts ($110.2 million compared to $48.8 million).

Interest expense on borrowings increased to $4.0 million for the nine months ended September 30, 2007 from $2.5 million for the nine months ended September 30, 2006. The increase was due to a higher average balance of such borrowings, to $111.6 million for the nine months ended September 30, 2007 from $83.8 million for the nine months ended September 30, 2006, as borrowings were used to supplement deposits to fund loan growth. The average rates paid on such borrowings also increased to 4.81% from 3.98%, reflecting generally higher market interest rates.

Net Interest Income. Net interest income was $11.0 million for the nine months ended September 30, 2007 and 2006. The decrease in our net interest rate spread (to 1.88% from 2.44%) and net interest margin (to 2.19% from 2.69%), was offset by an increase in net interest earning assets to $49.3 million for the nine months ended September 30, 2007 from $40.4 million for the nine months ended September 30, 2006. The decreases in our net interest rate spread and net interest margin reflected the current interest rate environment and the continued flat U.S. Treasury yield curve environment.

Provision for Loan Losses. We recorded a provision for loan losses of $1.4 million for the nine months ended September 30, 2007 compared to a provision for loan losses of $592,000 for the nine months ended September 30, 2006. The provision for loan losses reflected substantial growth in our loan portfolio and an increase in classified assets. Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending. Loans increased $130.0 million, or 24.2%, from $537.1 million at December 31, 2006 to $667.1 million at September

                                 BEACON FEDERAL

30, 2007. The provisions also reflected net charge offs of $550,000 for the nine months ended September 30, 2007 compared to net charge offs of $1,000 for the nine months ended September 30, 2006. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the nine months ended September 30, 2007 and 2006.

Non-Interest Income. Non-interest income increased to $2.4 million for the nine months ended September 30, 2007 from $2.2 million for the nine months ended September 30, 2006. Service charges increased $104,000, to $1.8 million for the nine months ended September 30, 2007, reflecting higher deposit-related fees. Other noninterest income increased primarily as a result of a prepayment penalty on one loan.

Non-Interest Expense. Non-interest expense increased $1.0 million, or 12.6%, to $9.1 million for the nine months ended September 30, 2007 from $8.1 million for the nine months ended September 30, 2006. The increase reflected a provision for loss on impaired assets, higher FDIC premium expenses, higher accrued bonuses and normal salary increases, higher occupancy and equipment expenses, higher telephone and postage expenses, a higher provision for loss on foreclosed assets, and higher other non-interest expenses. The Bank recognized an impairment loss of $218,000 as a result of a decline in the fair value of certain Bank properties. FDIC premium expense increased due to a new risk-based assessment system, which became effective January 1, 2007 and considers the supervisory rating and certain financial ratios of each financial institution. Occupancy and equipment increased as a result of higher office rent expenses and equipment maintenance costs. Other non-interest expense increased due primarily to New York sales tax audit expenses and call center related costs.

The Company expects salaries and employee benefits to increase in the future due to expenses related to the Employee Stock Ownership Plan approved as part of the stock conversion. Pursuant to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company will recognize compensation expense equal to the fair market value of shares committed to be released during the period.

Income Tax Expense. The provision for income taxes was $1.1 million for the nine months ended September 30, 2007 compared to $1.6 million for the nine months ended September 30, 2006, reflecting lower pre-tax income for the 2007 period compared to the 2006 period. Our effective tax rate was 38.7% for the nine months ended September 30, 2007 compared to 36.6% for the nine months ended September 30, 2006.

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

                                 BEACON FEDERAL

                                                                       For the Three Months Ended September 30,
                                             -------------------------------------------------------------------------------------
                                                                2007                                       2006
                                             -----------------------------------------     ---------------------------------------
                                               Average                                        Average
                                             Outstanding        Interest      Yield/       Outstanding       Interest       Yield/
                                              Balance          Earned/Paid    Rate           Balance        Earned/Paid       Rate
                                             -----------------------------------------     ---------------------------------------
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans                                     $    647,353       $   10,031       6.15%      $   507,986     $    7,697        6.02%
   Securities                                      74,561            1,008       5.37            46,416            607        5.19
   FHLB stock                                       8,073              160       7.87             3,807             49        5.11
   Interest-earning deposits                       12,171              148       4.83            13,754            134        3.87
                                             -----------------------------                  --------------------------
   Total interest-earning assets                  742,158           11,347       6.07           571,963          8,487        5.89
                                                                ----------                                  ----------
   Non-interest-earning assets                      9,764                                         8,511
                                             ------------                                   -----------
        Total assets                         $    751,922                                   $   580,474
                                             ============                                   ===========
Interest-bearing liabilities:
   Savings                                   $     66,855              128       0.76       $    70,597            118        0.66
   Money market accounts                          122,500            1,398       4.53            37,626            272        2.87
   NOW accounts                                    47,473              350       2.93            63,581            479        2.99
   Time accounts                                  280,981            3,570       5.04           272,490          3,078        4.49
                                             -----------------------------                  --------------------------
        Total deposits                            517,809            5,446       4.18           444,294          3,947        3.53
   FHLB advances                                  160,756            1,943       4.80            66,953            715        4.24
   Reverse repurchase agreements                    1,666               26       6.20            18,714            184        3.90
                                             -----------------------------                  --------------------------
        Total interest-bearing liabilities        680,231            7,415       4.33           529,961          4,846        3.63
                                                               -----------                                  ----------
   Non-interest-bearing deposits                   23,459                                         4,916
   Other non-interest-bearing liabilities           2,663                                         1,632
                                             ------------                                   -----------
        Total liabilities                         706,353                                       536,509
   Equity                                          45,569                                        43,965
                                            ------------                                    -----------
        Total liabilities and equity        $     751,922                                   $   580,474
                                            ============                                    ===========
   Net interest income                                          $    3,932                                   $   3,641
                                                                ==========                                   =========
   Net interest rate spread                                                      1.74%                                        2.26%
                                                                               ======                                       ======
   Net interest-earning assets              $      61,927                                 $      42,002
                                            =============                                 =============
   Net interest margin                                                           2.10%                                        2.53%
                                                                               ======                                       ======
   Average of interest-earning assets to
     interest-bearing liabilities                                              109.10%                                      107.93%
                                                                               ======                                       ======

                                 BEACON FEDERAL

                                                                  For the Nine Months Ended September 30,
                                             -------------------------------------------------------------------------------------
                                                                2007                                       2006
                                             -----------------------------------------     ---------------------------------------
                                             Average                                        Average
                                             Outstanding        Interest      Yield/       Outstanding       Interest       Yield/
                                              Balance          Earned/Paid    Rate           Balance        Earned/Paid       Rate
                                             -----------------------------------------     ---------------------------------------
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans                                      $   595,917     $   27,734      6.23%         $  482,910      $   21,272       5.89%
   Securities                                      55,874          2,150      5.15              43,953           1,621       4.93
   FHLB stock                                       5,534            328      7.93               3,619             130       4.80
   Interest-earning deposits                       11,244            412      4.90              15,183             476       4.19
                                              --------------------------                    --------------------------
   Total interest-earning assets                  668,569         30,624      6.13             545,665          23,499       5.76
                                                              ----------                                    ----------
   Non-interest-earning assets                      8,539                                        8,078
                                              -----------                                   ----------
        Total assets                          $   677,108                                   $  553,743
                                              ===========                                   ==========
Interest-bearing liabilities:
   Savings                                    $    67,097     $      421      0.84          $   71,253      $      305       0.57
   Money market accounts                          110,219          3,796      4.61              48,800             985       2.70
   NOW accounts                                    50,253          1,012      2.69              48,241             887       2.46
   Time accounts                                  280,093         10,417      4.98             253,254           7,860       4.15
                                              --------------------------                    --------------------------
        Total deposits                            507,662         15,646      4.12             421,548          10,037       3.19
   FHLB advances                                  102,607          3,729      4.86              63,709           1,914       4.02
   Reverse repurchase agreements                    8,990            284      4.23              20,047             581       3.88
                                              --------------------------                    --------------------------
        Total interest-bearing liabilities        619,259         19,659      4.25             505,304          12,532       3.32
                                                              ----------                                     ---------
   Non-interest-bearing deposits                   11,269                                        4,051
   Other non-interest-bearing liabilities           1,519                                        1,273
                                              -----------                                   ----------
        Total liabilities                         632,047                                      510,628
   Equity                                          45,061                                       43,115
                                              -----------                                   ----------
        Total liabilities and equity          $   677,108                                   $  553,743
                                              ===========                                   ==========
   Net interest income                                        $   10,965                                    $  10,967
                                                              ==========                                    =========
   Net interest rate spread                                                   1.88%                                          2.44%
                                                                            ======                                         ======
   Net interest-earning assets                  $  49,310                                   $   40,361
                                              ===========                                   ==========
   Net interest margin                                                        2.19%                                          2.69%
                                                                            ======                                         ======
   Average of interest-earning assets to
     interest-bearing liabilities                                           107.96%                                        107.99%
                                                                            ======                                         ======


                                 BEACON FEDERAL

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a liquidity ratio of 4.0% or greater. For the nine months ended September 30, 2007, our liquidity ratio averaged 12.17%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2007. We anticipate that we will maintain higher liquidity levels as a result of the stock offering. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $43.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $64.6 million at September 30, 2007. On that date, we had $197.6 million in advances outstanding, with the ability to borrow an additional $72.9 million. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2007, we had $46.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $49.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2007 totaled $235.0 million, or 39.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the nine months ended September 30, 2007, we originated $235.7 million of loans, and during the nine months ended September 30, 2006, we originated $161.3 million of loans. We purchased $56.7 million of securities during the nine months ended September 30, 2007 and we purchased $15.4 million of securities during the nine months ended September 30, 2006.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $117.3 million for the nine months ended September 30, 2007 and a net increase in total deposits of $60.1 million for the nine months ended September 30, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds. Federal Home Loan Bank advances increased by $123.7 million for the nine months ended September 30, 2007, compared to an increase of $14.7 million for the nine months ended September 30, 2006. Federal Home Loan Bank advances have primarily been used to fund loan demand. At September 30, 2007, we had the ability to borrow up to $270.5 million from the Federal Home Loan Bank of New York.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will

                                 BEACON FEDERAL

be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. We expect our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to our inability to initially fully deploy the increase in equity, our return on equity is expected to be adversely affected following the stock offering.

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. At September 30, 2007 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2007 and December 31, 2006, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios for the Bank are presented below:

                                                                                                                     To Be Well
                                                                                                                 Capitalized Under
                                                                                         For Capital             Prompt Corrective
                                                               Actual                 Adequacy Purposes          Action Provisions
                                                       --------------------        ---------------------       --------------------
September 30, 2007 (Dollars in Thousands)               Amount        Ratio         Amount        Ratio         Amount        Ratio
----------------------------------------               -------       ------        --------      -------       --------      ------

Equity                                                $ 45,746
Unrealized loss on AFS securities                          248
                                                      --------
Tier 1 (Core) Capital and Tangible Capital              45,994                     $ 12,530        1.50%
General valuation allowance                              6,036
Deduction for low-level recourse                          (118)
                                                      --------
Total Capital to risk-weighted
   assets                                             $ 51,912        9.68%        $ 42,893        8.00%       $ 53,616      10.00%
                                                      ========
Tier 1 (Core) Capital to risk-
   weighted assets                                    $ 45,876        8.56%        $ 21,446        4.00%       $ 32,169       6.00%
                                                      ========
Tier 1 (Core) Capital to adjusted
   total assets                                       $ 45,994        5.51%        $ 33,414        4.00%       $ 41,767       5.00%
                                                      ========

                                 BEACON FEDERAL

                                                                                                                    To Be Well
                                                                                                                 Capitalized Under
                                                                                         For Capital             Prompt Corrective
                                                               Actual                 Adequacy Purposes          Action Provisions
                                                       --------------------        ---------------------       --------------------
December 31, 2006 (Dollars in Thousands)               Amount        Ratio         Amount        Ratio         Amount        Ratio
----------------------------------------               -------       ------        --------      -------       --------      ------
Equity                                                $  44,245
Unrealized loss on AFS securities                             9
                                                      ---------
Tier 1 (Core) Capital and Tangible Capital               44,254                    $  9,110       1.50%
General valuation allowance                               5,192
Deduction for low-level recourse                            (96)
                                                      ---------
Total Capital to risk-weighted
   assets                                             $  49,350       11.74%       $ 33,624       8.00%        $  42,030      10.00%
                                                      =========
Tier 1 (Core) Capital to risk-
   weighted assets                                    $  44,158       10.51%       $ 16,812       4.00%        $  25,218       6.00%
                                                      =========
Tier 1 (Core) Capital to adjusted
   total assets                                       $  44,254       7.29%        $ 24,293       4.00%        $  30,366       5.00%
                                                      =========

Asset Quality

General. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                 September 30,      December 31,
                                                    2007                 2006
                                                 ------------       -----------
                                                          (In Thousands)
Nonaccrual loans                                 $     709           $      -
Loans past due over 90 days still on accrual            66                  4
                                                 ------------       -----------
  Total nonperforming loans                            775                  4
Foreclosed and repossessed assets                      310                952
                                                 ------------       -----------
  Total nonperforming assets                     $   1,085           $    956
                                                 ============       ===========
Ratios:
Nonperforming loans to total loans                    0.12%              0.00%
                                                 ============       ===========
Nonperforming assets to total assets                  0.13%              0.16%
                                                 ============       ===========


The average balance of impaired loans for the nine months ended September 30, 2007 and interest income recognized during the period that the loans were impaired was $257,000 and $4,000, respectively.

                                 BEACON FEDERAL

At September 30, 2007, we had loans to one borrower totaling $1.5 million that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

Classification of Assets. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2007, classified assets consisted of substandard assets of $2.6 million and doubtful assets of $219,000. Substandard assets and doubtful assets were $2.2 million and $203,000, respectively, at December 31, 2006. As of September 30, 2007, our largest substandard asset was a loan secured by commercial real estate located in Tennessee, with a principal balance of $1.1 million. As of September 30, 2007, we had $14.3 million of assets designated as special mention, compared to $14.5 million at December 31, 2006.

Allowance for losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

                                                        Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                      2007              2006
                                                    ---------         ---------
                                                          (In Thousands)
Beginning balance                                   $  5,192           $  4,437
Provision for loan losses                              1,394                592
Loans charged off                                       (801)              (232)
Recoveries                                               251                231
                                                    --------           ---------
Ending balance                                      $  6,036           $  5,028
                                                    ========           =========
Ratios:
Net charge-offs to average loans
  outstanding (annualized)                              0.12%              0.00%
                                                    ========           =========
Allowance for loan losses to nonperforming
  loans at end of period                              778.84%                NM
                                                    ========           =========
Allowance for loan losses to total loans at
  end of period                                         0.90%              0.97%
                                                    ========           =========
NM- Not meaningful.

                                 BEACON FEDERAL

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

                                                        September 30, 2007                          December 31, 2006
                                                  ----------------------------              -------------------------------
                                                   Fixed             Variable                Fixed                Variable
                                                    Rate               Rate                   Rate                  Rate
                                                  -------            --------               --------              --------
                                                                           (Dollars in Thousands)
Commitments to make loans                      $    31,038          $   15,081              $   11,012           $   4,894
Unused lines of credit                         $     8,902          $   40,406              $    8,716           $  34,229
Range of fixed-rate commitments                4.49%-15.00%                 -              5.625%-9.50%                 -



The following instruments are considered financial instruments under FASB Interpretation 45. These instruments are carried at fair value. The contract amount and carrying value of these instruments was as follows:

                                                   September 30, 2007                        December 31, 2006
                                               ---------------------------            -------------------------------
                                                  Contract      Carrying               Contract              Carrying
                                                   Amount         Value                 Amount                 Value
                                                                     (Dollars in Thousands)
Standby letters of credit                      $     738       $     -                 $    729             $      -
Limited recourse obligations
  related to loans sold                        $     118       $     -                 $     96             $      -


Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with limited recourse. The Bank has an agreement to sell residential loans up to $10 million to the FHLB of New York. Approximately $5.6 million has been sold through September 30, 2007. Under the agreement, the Bank has a maximum credit enhancement of $118,000 at September 30, 2007. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

Recent Accounting Pronouncements

The following paragraphs summarize recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) (SFAS No. 123(R)) "Share-Based Payment". SFAS No. 123(R) requires all entities to recognize compensation expense equal to the fair value of share-based payments such as stock options granted to employees. SFAS No. 123(R) is effective for the first interim period after the effective date of our stock offering. The effect on future operations will depend on the level of future option grants, vesting period of such options and fair value of options granted at such future dates.

                                 BEACON FEDERAL

In March 2005, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public entities. We will consider the guidance provided by SAB 107 as part of our adoption of SFAS No. 123(R).

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109" (FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. We adopted the provisions of FIN 48, effective January 1, 2007. No adjustments were recognized for uncertain tax positions. We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes. Tax years ending December 31, 2004 through December 31, 2006 remain open to examination by these jurisdictions. We recognize interest and penalties related to tax positions in income tax expense. At September 30, 2007, there was no accrual for uncertain tax positions or related interest.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on the Bank's financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently evaluating the requirements of the Statement and impact on our financial position and results of operations.

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

We generally have not engaged in hedging through the use of derivatives. However, in February 2007, we purchased a two-year, $30 million notional value interest rate cap, in order to limit our potential exposure to rising interest rates. The cost of the transaction was $37,000. The counter-party in the transaction, a nationally recognized broker-dealer firm, will pay us if and when the one-month LIBOR rate is above the rate cap of 5.75%. The interest rate cap agreement expires in February 2009.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off-balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

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

As of September 30, 2007, our exposure to interest rate risk has not changed significantly from disclosures included in the prospectus of Beacon Federal Bancorp, Inc. dated August 10, 2007.

                                 BEACON FEDERAL

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosures and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 BEACON FEDERAL

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A - Risk Factors

For information regarding the Company's risk factors see "Risk Factors", in the prospectus of Beacon Federal Bancorp, Inc. (Company) dated August 10, 2007 contained in the Company's Registration Statement on Form S-1 (Commission File No. 333-143522).

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There were no sales of unregistered equity securities during the period covered by this Report.
(b) The Company's stock offering was completed on October 1, 2007. Net proceeds from the sale of common stock of $66.0 million have been temporarily deposited in federal funds sold and used to repay short-term borrowings. On a longer-term basis, the Company may deploy a portion of the net offering proceeds to fund new loans, invest in mortgage-backed securities, collateralized mortgage obligations and United States government-sponsored agencies, and acquire other financial institutions, branches or other financial service companies. There can be no assurance that we will be able to effectively deploy the net offering proceeds.
(c) There were no issuer repurchases of equity securities during the period covered by this Report.

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

                                 BEACON FEDERAL


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

                                           BEACON FEDERAL BANCORP, INC.
                                                  (Registrant)

DATE: November 8, 2007                     /s/  Ross J. Prossner
      -----------------                    ------------------------------------
                                           Ross J. Prossner, President and
                                           Chief Executive Officer

                                           /s/ James D. Lapsley
                                           ------------------------------------
                                           James D. Lapsley, Senior  Vice-
                                           President and Chief Financial Officer

                          BEACON FEDERAL BANCORP, INC.

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ross J. Prossner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Beacon Federal Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 8, 2007
                                           /s/ Ross J. Prossner
                                           ----------------------------------
                                           Ross J. Prossner
                                           President and Chief Executive Officer

                          BEACON FEDERAL BANCORP, INC.

                                                                    Exhibit 31.2
                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James D. Lapsley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Beacon Federal Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2007
                                                    /s/ James D. Lapsley
                                                    ------------------------
                                                    James D. Lapsley
                                                    Senior Vice-President
                                                     and Chief Financial Officer

                          BEACON FEDERAL BANCORP, INC.

                                                                    Exhibit 32.0

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ross J. Prossner, President and Chief Executive Officer, and James D. Lapsley, Senior Vice-President and Chief Financial Officer, of Beacon Federal Bancorp, Inc. (Company) each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2007 (Report) and that to the best of his knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


                                     By:   /s/ Ross J. Prossner
                                           -------------------------------------
                                           Ross J. Prossner
                                           President and Chief Executive Officer



                                     By:    /s/ James D. Lapsley
                                           -------------------------------------
                                           James D. Lapsley
                                           Senior Vice-President
                                            and Chief Financial Officer


Date:  November 8, 2007