Form 10-K
period 2007-12-31
Beacon Federal Bancorp, Inc.
filed 2008-03-28
CIK 1401573

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 001-33713

Beacon Federal Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-0706826

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5000 Brittonfield Parkway, East Syracuse, New York	13057

(Address of Principal Executive Offices)	Zip Code

(315) 433-0111

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

(Title of Class)	Name of exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒   NO ☐.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒.

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. YES ☐   NO ☒

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

          As of March 26, 2008, 7,396,431 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, is not available, as the Registrant’s common stock did not begin trading until October 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders of the Registrant, which is intended to be filed within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

          These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-K.

          The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	regulatory changes or actions; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

          Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

          As used in this Form 10-K, unless we specify otherwise, “we,” “us,” “our” and similar terms refer to Beacon Federal Bancorp, Inc., a Maryland corporation, or Beacon Federal, the wholly owned savings association subsidiary of Beacon Federal Bancorp, Inc., as indicated by the context.

PART I

ITEM 1.	BUSINESS

Beacon Federal Bancorp, Inc.

          Beacon Federal Bancorp, Inc. is incorporated in the State of Maryland. We have not engaged in any business to date, other than owning all of the issued and outstanding stock of Beacon Federal, a federally chartered savings association that converted to a stock savings association in connection with our initial public offering of common stock in October 2007. In the future, Beacon Federal Bancorp, Inc., as the holding company of Beacon Federal, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions. We may also borrow funds for reinvestment in Beacon Federal.

          We completed our initial public offering of common stock in October 2007. In that offering, Beacon Federal Bancorp, Inc. sold 7,396,431 shares of common stock at $10.00 per share. After incremental costs of $1.8 million directly attributable to the offering, net proceeds excluding ESOP loan amounted to $66.2 million. Beacon Federal Bancorp, Inc. contributed $36.1 million of the net proceeds of the offering to Beacon Federal.

          Our cash flow depends on earnings from the investment of the net proceeds from the offering that we retained, and any dividends we receive from Beacon Federal. Beacon Federal Bancorp, Inc. neither owns nor leases any property, but instead pays a fee to Beacon Federal for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Beacon Federal to serve as officers of Beacon Federal Bancorp, Inc. We do, however, use the support staff of Beacon Federal from time to time. We pay a fee to Beacon Federal for the time devoted to Beacon Federal Bancorp, Inc. by employees of Beacon Federal. However, these persons are not separately compensated by Beacon Federal Bancorp, Inc. Beacon Federal Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

          Our executive offices are located at 5000 Brittonfield Parkway, East Syracuse, New York 13057. Our telephone number at this address is (315) 433-0111.

Beacon Federal

General

          We are a federally chartered savings association headquartered in East Syracuse, New York. We were organized in 1953 as the Carrier Employees Federal Credit Union, serving the employees of Carrier Corporation in Syracuse, New York. During the 1980s, we grew through mergers with a number of smaller credit unions operating at Carrier Corporation production facilities throughout the United States, including credit unions in Collierville, Tennessee, Tyler, Texas, and McMinnville, Tennessee.

          In 1986, we changed our name to Beacon Federal Credit Union to enhance growth and diversify our membership by adding select employer groups. In the period through 1996, we added over 150 select employer groups to our membership. We also acquired by merger credit unions in Tyler, Texas, Syracuse, New York and Concord, Massachusetts. As a result of these mergers, our total assets grew from $28 million in 1985 to over $133 million in 1996.

          In July 1999, we converted our credit union charter to a federal mutual savings association charter and changed our name to Beacon Federal. The purpose of our charter conversion was to facilitate our ability to grow by removing the field-of-membership constraints associated with the credit union charter and to allow us to diversify our loan portfolio to include more commercial loans and mortgage loans. As a federal savings association, we have continued to grow, merging with two credit unions in McMinnville, Tennessee in 2000 and 2001, one credit union in Syracuse, New York in 2003, and one credit union in Marcy, New York in 2006.

          As a result of our acquisitions, we now serve a variety of market areas in economically diverse parts of the country. Moreover, since the completion of our acquisitions, we have expanded our lending and deposit-generating operations in these market areas, and we now maintain a substantial percentage of our operations outside of the upstate New York market area. The following table shows the loan (including loans held for sale and excluding allowance for loan losses) and deposit balances associated with each of our branch offices at December 31, 2007.

Branch	Total Loans	Total Deposits

	(In thousands)
Syracuse, NY	$494,159	$264,055
Smartt, TN	45,102	59,550
Tyler, TX	45,426	88,147
Chelmsford, MA	47,354	57,911
Smyrna, TN	58,485	14,733
Marcy, NY	20,611	21,539
Rome, NY	5,379	8,553

Total	$716,516	$514,488

          We intend to continue to seek to grow by acquisitions of other financial institutions, including credit unions, to the extent attractive acquisition opportunities are available, and subject to regulatory constraints.

          By operating in geographically and economically diverse market areas, we hope to reduce the negative impact on our overall operations of adverse economic conditions in any one of the market areas we serve. Further, because demand for our deposit products often differs in our various market areas, we often reduce our overall funding costs by concentrating our deposit generating efforts in markets where demand is high. However, operating in geographically diverse markets does increase management time and expense.

          Our principal business consists of originating one- to four-family residential mortgage loans, consumer loans, home equity loans, commercial real estate loans, multi-family mortgage loans and commercial business loans. These loans are originated from our main office in East Syracuse, New York, and from our six full-service branch offices located in Marcy and Rome, New York, Smartt and Smyrna, Tennessee, Tyler, Texas and Chelmsford, Massachusetts. All loans originated in our branch offices are centrally underwritten in our main office.

          We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We also utilize our internet website to generate loan applications and to attract retail deposits. We retain in our portfolio all adjustable-rate loans that we originate as well as some fixed-rate one- to four-family residential mortgage loans. While we also retain in our portfolio the majority of the long-term, fixed-rate one- to four-family residential mortgage loans that we originate, we also sell into the secondary mortgage market a portion of these loans for interest risk management purposes. We currently retain the servicing rights on all loans that we sell.

          Our revenues are derived primarily from interest on loans and mortgage-backed and other investment securities. We also generate revenues from fees and service charges, as well as from commissions on the sale of investment, tax preparation and insurance products offered by our subsidiary, Beacon Comprehensive Services, Inc. Our primary sources of funds are deposits, principal and interest payments on securities and loans, and borrowings.

          Our website address is www.beaconfederal.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

          We conduct operations from our corporate headquarters and seven retail branch offices located in New York, Massachusetts, Tennessee and Texas. Our original office facility was located in East Syracuse, New York, which is home to the Carrier Corporation, a large industrial company specializing in heating and air conditioning equipment, which was our original sponsor company while operating as a credit union. Two of the Tennessee branches are located in central Tennessee, one in Smyrna, a suburb of Nashville, and one in Smartt, a small town outside of McMinnville, Tennessee. Two of our offices are the former offices of the Marcy Federal Credit Union, which was acquired in late 2006 and which is located in the Rome, New York area. We also operate a network of 25 free-standing ATMs in Onondaga and contiguous counties in New York and one ATM in Tennessee. Our branch offices serve diverse market areas with different employment and economic characteristics. Altogether, our office network provides us access to a relatively large population base for our products and services.

          Our primary market area consists of the six counties in which we have our offices — Onondaga and Oneida Counties, New York, Middlesex County, Massachusetts, Rutherford and Warren Counties, Tennessee, and Smith County, Texas, and to a lesser extent contiguous counties. The six counties had a total population of approximately 2.7 million in 2006. Our home office in Onondaga County, New York is located in the Syracuse metropolitan area. Onondaga County had a 2006 population of approximately 460,000, a median household income of approximately $50,500, and a March 2007 unemployment rate of 4.2%. The recently acquired Rome, New York offices are located in Oneida County, directly east of Onondaga County. Oneida County had a 2006 population of approximately 235,000, a median household income of approximately $43,400 and a March 2007 unemployment rate of 4.4%. Onondaga County and Oneida County are both older, slow growth counties with urban populations in the larger cities (Syracuse, Rome and Utica, New York), and extensive rural areas. Annual population growth in Onondaga and Oneida Counties was 0.1% and (0.1)%, respectively, during the 2000 to 2006 period. While traditionally manufacturing based, these two counties have experienced manufacturing job losses and a slow diversification of their economies over the past several decades. The largest employers in Onondaga County include Lockheed Martin, Syracuse University, Magna International and St. Joseph’s Hospital Health Center. Currently, the largest non-governmental or non-healthcare employer of Oneida County is the “Turning Stone Casino Resort,” which is a gambling enterprise of the Oneida Indian Nation of New York, and the largest private employer in Oneida County.

          Our Chelmsford, Massachusetts office is located in Middlesex County, Massachusetts, which is near Boston. Middlesex County had a 2006 population of approximately 1,484,000, a median household income of approximately $78,900, and a March 2007 unemployment rate of 3.7%. Annual population growth in Middlesex County was 0.2% from 2000 to 2006. Middlesex County contains a relatively large, diversified economy, with higher incomes and educational characteristics typical of the Boston metropolitan area.

          Our Smyrna, Tennessee office is located within the Nashville metropolitan area in Rutherford County. Rutherford County had a 2006 population of approximately 236,000, a median household income of approximately $58,000, and a March 2007 unemployment rate of 3.9%. Rutherford County had an annual population growth of 4.4% from 2000 to 2006. The largest employers in Rutherford County include Nissan North American, Inc., Rutherford County Government, Middle Tennessee State University, Bridgestone/Firestone Inc., Ingram Book Company and the State Farm Insurance Company.

          Our office in Smartt, Tennessee, is located in Warren County, which is approximately 50 miles southeast of Smyrna. Warren County had a 2006 population of approximately 40,000, a median household income of approximately $37,300, and a March 2007 unemployment rate of 7.4%. Annual population growth in Warren County was 0.8% from 2000 to 2006. Warren County is a rural market area with a single population center of McMinnville. This market area has a small overall population base, and a large manufacturing component. The largest employer in Warren County is Yorozu Automotive, an automobile parts supplier to the automobile manufacturers in the central Tennessee region. Warren County also has a large employment base in the nursery and related industries.

          Our Tyler, Texas office is located in Smith County. Smith County had a 2006 population of approximately 195,000, a median household income of approximately $45,000, and a March 2007 unemployment rate of 4.1%. Annual population growth in Smith County was 1.9% from 2000 to 2006. The Smith County market area contains a relatively large population center in the city of Tyler. The Tyler economy includes a large health care industry and education-based employment at the University of Texas at Tyler, and also has a large manufacturing employment base. Currently, the largest employers in Smith County include the Trinity Mother Frances Health Care Center, the East Texas Medical Center, Brookshire Grocery Company, Tyler Independent School District, Trane Company, Wal-Mart, Carrier Corporation and the University of Texas Health Center.

Competition

          We face strong competition from other savings institutions, commercial banks, credit unions and finance companies in originating real estate and consumer loans and in attracting deposits.

          We attract deposits through our branch office system. Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in our market areas, as well as mutual funds, internet banking and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on branch deposit data provided by the Federal Deposit Insurance Corporation, at June 30, 2007, our share of deposits was 9.2% in Warren County, Tennessee and 3.9% in Onondaga County, New York. Our market share was less than 3.0% in all other counties in our market areas.

Lending Activities

          Our principal lending activity is the origination of real estate mortgage loans to purchase or refinance one- to four-family residential real estate. We also originate a significant number of home equity loans and other consumer loans, along with commercial business loans, commercial real estate loans and multi-family real estate mortgage loans. At December 31, 2007, one- to four-family residential mortgage loans totaled $212.8 million, or 29.9% of our loan portfolio, consumer loans totaled $120.0 million, or 16.9% of our loan portfolio, home equity loans totaled $203.6 million, or 28.6% of our loan portfolio, commercial business loans totaled $70.2 million, or 9.9% of our loan portfolio, commercial real estate loans totaled $76.7 million, or 10.8% of our loan portfolio, construction loans totaled $8.7 million or 1.2% of our loan portfolio and multi-family real estate mortgage loans totaled $19.4 million, or 2.7% of our loan portfolio.

          In recent years we have taken steps to diversify our loan portfolio by placing more emphasis on commercial and multi-family real estate loans and commercial business loans. Since 2005, we have expanded our commercial loan department by hiring eight persons, including four commercial loan officers with from eight to more than 25 years of experience. We have also hired commercial credit managers and loan administrators to facilitate the underwriting and servicing of commercial and multi-family real estate loans and commercial business loans. Previously, from 2000 to 2004, we took steps to increase our home equity loans in an effort to diversify our consumer loan portfolio, which reflected our prior status as a credit union. The balance of home equity loans has remained relatively stable since 2004.

          Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,

	2007		2006		2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

					(Dollars in thousands)
Real estate loans:
One- to Four- Family Residential	$212,812	29.9%	$120,615	22.3%	$81,991	18.2%	$81,661	21.8%	$54,271	19.0%
Multifamily	19,442	2.7	14,187	2.6	12,132	2.7	—	—	—	—
Commercial	76,697	10.8	61,526	11.4	44,897	10.0	—	—	79	—
Construction	8,690	1.2	5,286	1.0	4,474	1.0	3,638	1.0	100	—
Commercial business loans	70,181	9.9	51,017	9.5	32,312	7.1	20,344	5.4	8,508	3.0
Home equity	203,576	28.6	194,088	35.9	189,846	42.0	185,962	49.7	137,089	47.9
Consumer loans	119,992	16.9	93,312	17.3	86,017	19.0	82,605	22.1	86,157	30.1

Total loans	$711,390	100.0%	$540,031	100.0%	$451,669	100.0%	$374,210	100.0%	$286,204	100.0%

Other items:
Deferred loan fees, net	4,430		2,258		1,916		1,729		958
Allowance for loan losses	(6,827)		(5,192)		(4,437)		(3,454)		(2,458)

Total loans, net	$708,993		$537,097		$449,148		$372,485		$284,704

          Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Multifamily Loans

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Due During the Years Ending December 31,
2008	$1,987	7.02%	$1,444	6.83%	$5,143	7.63%	$4,332	4.35%
2009	1,437	5.07	240	6.22	2,717	7.00	—	—
2010	1,165	6.81	1,322	5.90	—	—	—	—
2011 to 2012	3,347	7.00	192	6.62	830	7.37	397	6.50
2013 to 2017	30,072	7.07	8,282	6.24	—	—	4,499	7.52
2018 to 2022	10,746	6.54	19,233	5.60	—	—	1,738	6.86
2023 and beyond	27,943	6.37	182,099	5.94	—	—	8,476	6.67

Total	$76,697	6.70%	$212,812	5.93%	$8,690	7.41%	$19,442	6.36%

	Commercial Business Loans		Consumer		Home Equity		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Due During the Years Ending December 31,
2008	$24,059	7.34%	$3,398	8.18%	$315	6.55%	$40,678	7.09%
2009	2,929	7.03	7,939	6.36	607	6.79	15,869	6.49
2010	2,414	6.56	16,095	6.40	1,658	6.81	22,654	6.44
2011 to 2012	12,415	7.23	49,522	7.27	8,818	5.88	75,521	7.08
2013 to 2017	23,590	6.97	38,047	8.40	81,103	6.33	185,593	6.98
2018 to 2022	2,725	7.32	3,768	7.70	57,595	6.06	95,805	6.13
2023 and beyond	2,049	6.85	1,223	6.89	53,480	6.44	275,270	6.12

Total	$70,181	7.14%	$119,992	7.48%	$203,576	6.27%	$711,390	6.52%

          The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008

	Fixed Rate	Adjustable Rate	Total

	(In thousands)
Real estate loans:
Commercial	16,894	57,816	74,710
One- to Four- Family Residential	$160,808	$50,560	$211,368
Construction	1,012	2,535	3,547
Multifamily	7,194	7,916	15,110
Commercial business loans	41,356	4,766	46,122
Home equity	116,473	121	116,594
Consumer	181,212	22,049	203,261

Total loans	$524,949	$145,763	$670,712

          One- to Four-Family Residential Mortgage Loans. A substantial part of our lending is the origination of one- to four-family residential mortgage loans. At December 31, 2007, $212.8 million, or 29.9% of our total loan portfolio, consisted of these loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) and non-conforming loans. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million.

          We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly or bi-weekly loan payments, and adjustable-rate mortgage loans that provide an initial fixed interest rate for one, three, five, seven or ten years and that amortize over a period up to 30 years.

          Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We only originate fixed-rate jumbo loans with terms of 15 years or greater, and adjustable-rate jumbo loans with an initial fixed-rate period of one, three, five, seven or ten years.

          We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 100%. We require private mortgage insurance for all loans with loan-to-value ratios in excess of 80%, except we will waive private mortgage insurance on loans with a loan-to-value ratio up to 90% for borrowers who agree to an extra 25 basis points on their loan rate. In addition, we will originate loans with a combined loan-to-value ratio of 100%, based on an 80% loan-to-value first lien and a 20% loan-to-value home equity loan. As of December 31, 2007, $35.4 million, or 16.6%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.

          We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer-term fixed-rate residential mortgage loans or we may sell all or a portion of such loans in the secondary mortgage market to government sponsored entities, including Federal Home Loan Bank of New York and Freddie Mac, or other purchasers. We currently retain the servicing rights on all loans sold in order to generate fee income and reinforce our commitment to customer service. For the year ended December 31, 2007, we received servicing fees of $16,000. As of December 31, 2007, the principal balance of loans serviced for others totaled $4.5 million.

          We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our adjustable-rate mortgage loans with initial fixed-rate periods of one, three and five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Our adjustable-rate mortgage loans with an initial fixed-rate period of seven or ten years have an initial cap of five percentage points on changes in the interest rate, with a two percentage point cap on subsequent changes and a cap of five percentage points for the life of the loan. We offer fully amortizing convertible adjustable-rate mortgage loans with principal and interest payments due on the note’s first payment date. The convertible adjustable-rate mortgage loans have an option for the borrower to convert the variable interest rate to a fixed interest rate on specified rate change dates, for a conversion fee. We also offer fully amortizing “Interest First” adjustable-rate mortgage loans with interest only payments due until the first rate change date, then principal and interest due thereafter for the remaining term of the loan.

          Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We underwrite convertible adjustable-rate mortgage loan applications on the basis of the applicant’s qualifications assuming a two-percentage point increase to the initial note rate on loans fixed for an initial period of one year, and at the initial note rate for loans fixed for an initial period of three, five, seven or ten years. We underwrite all of the “Interest First” adjustable-rate mortgage loan applications on the basis of the applicant’s qualifications assuming the maximum principal and interest payment after the initial fixed interest period, and the allowable annual and lifetime caps for the loan program.

          Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans, primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.

          While we offer a limited number of “interest only” loans, where the borrower pays interest for an initial period after which the loan converts to a fully amortizing loan, we do not offer “Option ARM” or negative amortization loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

          We require title insurance on all of our one- to four-family residential mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

          Multi-Family Residential Mortgage Loans. Loans secured by multi-family residential real estate totaled $19.4 million, or 2.7% of our total loan portfolio, at December 31, 2007. Multi-family real estate mortgage loans generally are secured by multi-family rental properties, such as apartment buildings. At December 31, 2007, we had 36 multi-family residential mortgage loans with an average loan balance of approximately $540,000. The majority of these loans have adjustable interest rates.

          In underwriting multi-family residential mortgage loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential mortgage loans are originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.

          Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. At December 31, 2007, our largest multi-family residential mortgage loan had an outstanding balance of $2.5 million, was secured by apartment buildings located in Gardner, Lowell and Chelmsford, Massachusetts, and was performing in accordance with its terms.

          Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings. As of December 31, 2007, we had no commercial real estate loan participations. Loans secured by commercial real estate totaled $76.7 million, or 10.8%, of our total loan portfolio at December 31, 2007, and consisted of 125 loans outstanding with an average loan balance of approximately $614,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in upstate New York and the Nashville, Tennessee area.

          Our commercial real estate loans are primarily written as five- or 10-year adjustable-rate mortgages. Amortization of these loans is typically based on 20- to 25-year payout schedules. We also originate 10- to 15-year fixed-rate, fully amortizing loans. Margins generally range from 200 basis points to 500 basis points above the applicable Federal Home Loan Bank advance rate.

          In the underwriting of commercial real estate loans, we generally lend up to 75% of the property’s appraised value. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

          Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2007, our largest commercial real estate loan had an outstanding balance of $2.9 million, was secured by a two-story commercial office building located in Syracuse, New York, and was performing in accordance with its terms.

          Construction Loans. We originate a limited number of construction loans for the purchase of developed lots and raw land and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences (owner-occupied), and to qualified developers. At December 31, 2007, construction loans totaled $8.7 million, or 1.2% of total loans. At December 31, 2007, the commitment to advance additional portions of these construction loans totaled $4.9 million.

          We grant construction loans to area builders, often in conjunction with development loans. In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 80% of actual construction costs and a 75% loan-to-completed-appraised-value ratio. Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We commit to provide the permanent mortgage financing on most of our construction loans on income-producing property.

          Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the term of the construction loan.

          Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

          Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index such as the prime rate or 90-day LIBOR rate. At December 31, 2007, we had 292 commercial loans outstanding with an aggregate balance of $70.2 million, or 9.9% of our total loans. As of December 31, 2007, the average commercial business loan balance was approximately $240,000, although there are a large number of loans with balances substantially greater than this average. At December 31, 2007, we had $11.3 million in unsecured commercial business loans. Substantially all of our commercial business loans are made to borrowers located in upstate New York and the Nashville, Tennessee area.

          Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are usually obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s credit history supplement our analysis of the applicant’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships. At December 31, 2007, our largest commercial business loan was made to a borrower located in Central New York. This loan had an outstanding balance of $2.9 million, was secured by medical equipment and was performing in accordance with its terms.

          Home Equity Loans. We offer home equity loans, which are primarily secured by first or second mortgages on one- to four-family residences. At December 31, 2007, home equity loans totaled $203.6 million, or 28.6% of total loans. Additionally, at December 31, 2007, our home equity lines of credit committed to be advanced totaled $30.4 million. We offer home equity loan products, including both installment loans and revolving credit loans.

          The underwriting standards for home equity loans include a title review, a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan. The combined loan-to-value ratio (first and second mortgage liens) for home equity loans can be as high as 100%. A home equity loan originated along with a home purchase loan requires the borrower to pay closing costs. Home equity loans are offered with both fixed and variable interest rates, and installment fixed home equity loans have repayment terms of up to 20 years. At December 31, 2007, our largest home equity loan had an outstanding balance of $1.8 million, and was performing in accordance with its terms.

          Home equity loans secured by second mortgages have greater risk than residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses. When customers default on their loans, we attempt to foreclose on the property or seize the collateral securing the loan. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loan activities, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

          Consumer Loans. As a former credit union, we have traditionally originated a large volume of consumer loans, primarily direct automobile loans. In March 2006, we began to originate indirect automobile loans and we have established relationships with a number of automobile dealers in Central New York. While direct automobile loans as a percentage of our total loans have decreased in recent years and are expected to continue to decrease, indirect automobile loans are expected to increase as a percentage of our total loans. We offer direct and indirect automobile loans. For new automobiles, our lending policy provides that the amount financed can be up to 100% of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges). For used automobiles, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered on automobile loans are generally the same for new and late-model used automobiles. Full insurance coverage must be maintained on the financed vehicle, and Beacon Federal must be named loss payee on the policy. At December 31, 2007, we had $91.1 million of automobile loans, which amounted to 12.8% of our total loans. At December 31, 2007,indirect automobile loans totaled $44.5 million.

          We offer a variety of other consumer loans, principally to customers with acceptable credit ratings residing in our primary market area. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans and boat loans. Other consumer loans totaled $28.9 million, or 4.1% of our total loans at December 31, 2007. Unsecured personal loans totaled $9.6 million at December 31, 2007.

          Consumer loans have greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles, motorcycles, motor homes and boats. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

          Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate, multi-family real estate and commercial business loans are generated by referrals from accountants and other professional contacts. Most of our one- to four-family residential mortgage loan, consumer loan and home equity loan originations are generated by referrals from brokers and automobile dealers participating in our indirect auto loan program, walk-in business and from our internet website. We also advertise extensively throughout our market areas.

          We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $125,000 of residential mortgage loans (all fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2007. We had $696,000 in loans held for sale in the secondary market at December 31, 2007.

          At December 31, 2007, we were servicing loans owned by others with a principal balance of $4.5 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

          Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by Beacon Federal’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

          Beacon Federal’s policies and loan approval limits are established by the Board of Directors. Aggregate lending relationships in amounts up to $500,000 that are secured by real estate and in amounts up to $200,000 if unsecured may be approved by specified loan officers. All loans in excess of the individual officer limits must be approved by the Officers’ Loan Committee, consisting of Beacon Federal’s Chief Executive Officer and Senior Vice Presidents. All loans in excess of the Officers’ Loan Committee limit ($500,000) and less than $1.0 million must be approved by the Executive Committee of the Board of Directors. Loans in excess of $1.0 million are approved by the full Board of Directors.

          We require appraisals by independent, licensed, third-party appraisers of all real property securing loans. All appraisers are approved by the Board of Directors annually.

Non-performing and Problem Assets

          When a loan is 15 days past due, we send the borrower a delinquency notice. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and we attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and we may recommend foreclosure. Any of our officers can accelerate these time frames in consultation with certain of our executive officers. A summary report of all loans 30 days or more past due is provided to the Board of Directors of Beacon Federal.

          Loans are automatically placed on non-accrual status when payment of principal or interest is more than 120 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 120 days delinquent.

          Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to Four- Family Residential	$84	$—	$23	$—	$26
Commercial business loans		—	652	—	—
Consumer loans		—	17	8	8
Home equity	52	—	—	—	19

Total non-accrual loans	136	—	692	8	53

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Multifamily	619
One- to Four- Family Residential	96	4	—	—	78
Commercial business loans	—	—	—	—	650
Consumer loans	20	—	—	38	40
Home equity		—	44	11	109

Total loans greater than 90 days delinquent and still accruing	735	4	44	49	877

Impaired commercial business loans	222	—	—	—	—

Total non-performing loans	1,093	4	736	57	930

Foreclosed and repossessed assets:
Real estate:
Commercial	108	869	—	—	—
Home Equity	87	—	—	—	—
One- to Four- Family Residential	—	25	—	—	—
Repossessed assets	124	58	174	—	—

Total foreclosed and repossessed assets	319	952	174	—	—

Total non-performing assets	$1,412	$956	$910	$57	$930

Ratios:
Non-performing loans to total loans	0.15%	—%	0.16%	0.02%	0.32%
Non-performing assets to total assets	0.16%	0.16%	0.18%	0.01%	0.27%

          At December 31, 2007, Beacon Federal had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

          Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For

	60-89 Days		90 Days and Over		Total

	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At December 31, 2007
Real estate loans:
One- to Four- Family Residential	1	$45	2	$180	3	$225
Multi-family	—	—	1	619	1	619
Commercial business loans	1	68	—	—	1	68
Consumer loans	6	76	1	20	7	96
Home equity	1	77	1	52	2	129

Total	9	$266	5	$871	14	$1,137

At December 31, 2006
Real estate loans:
One- to Four- Family Residential	2	$47	1	$4	3	$51
Construction	1	150	—	—	1	150
Consumer loans	4	61	—	—	4	61
Home equity	2	67	—	—	2	67

Total	9	$325	1	$4	10	$329

At December 31, 2005
Real estate loans:
One- to Four- Family Residential	3	$81	1	$23	4	$104
Commercial business loans	—	—	2	652	2	652
Consumer loans	11	57	11	17	22	74
Home equity	—	—	1	44	1	44

Total	14	$138	15	$736	29	$874

At December 31, 2004
Real estate loans:
One- to Four- Family Residential	1	$11	—	$—	1	$11
Consumer loans	13	45	11	46	24	91
Home equity	—	—	1	11	1	11

Total	14	$56	12	$57	26	$113

At December 31, 2003
Real estate loans:
One- to Four- Family Residential	2	$152	2	$104	4	$256
Commercial business loans	1	1	2	650	3	651
Consumer loans	49	182	11	48	60	230
Home equity	—	—	3	128	3	128

Total	52	$335	18	$930	70	$1,265

          Foreclosed and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2007, we had $195,000 in foreclosed real estate and $124,000 in repossessed assets.

          Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2007, we had $12.4 million of assets designated as special mention.

          When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as loss, we provide a specific reserve for that portion of the asset that is uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2007, classified assets consisted of substandard assets of $5.2 million, doubtful assets of $441,000 and no loss assets. As of December 31, 2007, our largest substandard asset was secured by a first lien on commercial property located in Upstate New York, and all Company assets, with a principal balance of $1.9 million.

Allowance for Loan Losses

          We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of two components:

(1)	specific allowances established for any impaired loans for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows; and

(2)

general allowances for loan losses for each loan type based on historical loan loss experience, including adjustments to historical loss experience (general allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

	•	underwriting standards;

	•	collection, charge-off and recovery practices;

	•	the nature and volume of the loan portfolio;

	•	loan concentrations; and

	•	current economic conditions.

          We evaluate the allowance for loan losses based upon the combined total of the specific, historical loss and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

          Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

          Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Loans secured by multi-family residential mortgages generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

          Construction loans generally have greater credit risk than traditional one- to four-family residential mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

          We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision periodically reviews the allowance for loan losses. The Office of Thrift Supervision may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

          The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands)

Balance at beginning of period	$5,192	$4,437	$3,454	$2,458	$2,388

Charge-offs:
Real estate loans:
Commercial	(108)	—	—	—	—
One- to Four- Family Residential	(15)	—	—	—	—
Multifamily	—	(32)	—	—	—
Commercial business loans	(277)	(560)	—	(164)	(4)
Consumer loans	(504)	(409)	(590)	(834)	(1,608)
Home equity	(68)	(2)	(96)	(90)	(23)

Total charge-offs	(972)	(1,003)	(686)	(1,088)	(1,635)

Recoveries:
Real estate loans:
Multifamily	—	—	—	—	—
Commercial business loans	—	355	393	77	8
Consumer loans	293	331	51	539	645
Home equity	10	6	—	28	8

Total recoveries	303	692	444	644	661

Net (charge-offs) recoveries	(669)	(311)	(242)	(444)	(974)

Provision for loan losses	2,304	1,066	1,225	1,440	1,044

Balance at end of period	$6,827	$5,192	$4,437	$3,454	$2,458

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.11%	0.06%	0.06%	0.13%	0.38%
Allowance for loan losses to non-performing loans at end of period	624.61%	NM	NM	NM	NM
Allowance for loan losses to total loans at end of period	0.96%	0.96%	0.98%	0.92%	0.86%

NM-Not meaningful.

          Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,

	2007		2006		2005

	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)

Real estate loans:
One- to Four- Family Residential	$190	29.9%	$896	22.3%	$827	18.2%
Multifamily	200	2.7	431	2.6	223	2.7
Commercial	1,444	10.8	703	11.4	680	10.0
Construction	—	1.2	34	1.0	15	1.0
Commercial business loans	2,597	9.9	340	9.5	605	7.1
Home equity	970	28.6	433	35.9	788	42.0
Consumer loans	1,426	16.9	2,355	17.3	1,299	19.0

Total	$6,827	100.0%	$5,192	100.0%	$4,437	100.0%

	At December 31,

	2004		2003

	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate loans:
One- to Four- Family Residential	$754	21.8%	$467	19.0%
Multifamily	—	—	—	—
Commercial	—	—	1	—
Construction	33	1.0	1	—
Commercial business loans	184	5.4	71	3.0
Home equity	1,683	49.7	1,139	47.9
Consumer loans	800	22.1	779	30.1

Total	$3,454	100.0%	$2,458	100.0%

Investments

          The asset/liability management committee, consisting of Beacon Federal’s President and Chief Executive Officer, Chief Financial Officer, Senior Vice President and Chief Operating Officer, two members of its Board of Directors and three additional officers of Beacon Federal, has primary responsibility for establishing and overseeing Beacon Federal’s investment policy, subject to oversight by our entire Board of Directors. Authority to make investments under approved guidelines is delegated to the President and Chief Executive Officer and his designated investment officers, the Chief Financial Officer or Treasurer. These officers are authorized to execute investment transactions up to $5 million per transaction without the prior approval of the committee; transactions in excess of $5 million must be approved in advance by the committee. All investment transactions are reported to the Board of Directors for ratification at the next regular board meeting.

          The investment policy is reviewed at least annually by the asset/liability management committee, and any changes to the policy are subject to ratification by the full Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy.

          Our current investment policy requires that we invest primarily in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government-sponsored enterprises, as well as securities rated as “A” or higher issued by private issuers. The investment policy also permits investments in “A”-rated asset-backed securities, bankers acceptances, money market funds and federal funds.

          Our current investment policy does not permit investment in common stock of government agencies and government sponsored enterprises or in equity securities, other than our required investment in the common stock of the Federal Home Loan Bank of New York and the investment in the common stock of Fannie Mae and Freddie Mac required to maintain our status as a qualified lender with these entities. As a federal savings association, Beacon Federal is not permitted to invest in equity securities. This general restriction does not apply to Beacon Federal Bancorp, Inc.

          SFAS No. 115 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio; establishing a trading portfolio would require specific authorization by our Board of Directors.

          Our securities portfolio at December 31, 2007, consisted of $18.0 million of mortgage-backed securities issued or guaranteed by the United States Government or United States Government-sponsored enterprises, $29.4 million of United States Government Agency collateralized mortgage obligations, $38.4 million of “private label” collateralized mortgage obligations that were rated “AAA” at December 31, 2007, $22.0 million of debt and equity securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises, and $14.5 million of pooled trust preferred securities.

          United States Government and Federal Agency Obligations. While United States Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.

          Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our policy allows us to purchase privately-issued mortgage-backed securities rated “A” or higher, although in practice we generally limit purchases of such securities to those rated “AAA.” We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

          Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Beacon Federal. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital level.

          Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

          CMOs are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. All of the CMOs in our investment portfolio are rated “AAA” by at least one of the major investment securities rating services.

          Pooled Trust Preferred Securities. During 2007, we invested in pooled trust preferred securities. These pooled trust preferred securities were backed 100% by bank issuers, and were all rated between “A” and “AAA” at the time of purchase.

          Equity Securities. At December 31, 2007, our equity securities (other than Federal Home Loan Bank common stock) consisted entirely of floating rate preferred stock issued by two government-sponsored entities, Freddie Mac and Fannie Mae. We acquired the preferred stock to offset the impact of prepayments in our mortgage loan portfolio and to improve our ability to manage interest rate risk due to the short repricing intervals on the securities and the tax advantages afforded by the dividends-received deduction. The Fannie Mae and Freddie Mac floating rate preferred stock pays quarterly dividends based on market interest rate indexes and are listed on the New York Stock Exchange.

          We review equity securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other-than-temporarily impaired. If a decline in the fair value of the securities is determined to be other-than-temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge in the amount of the decline, net of tax effect, against our current income. For the year ended December 31, 2007, we reported an impairment charge of $201,000 related to our portfolio of preferred stock.

          Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,

	2007		2006		2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)

Securities held to maturity:
Agency obligations	$—	$—	$1,829	$1,809	$1,833	$1,816
Mortgage-backed securities:
Freddie Mac	2,701	2,658	3,689	3,558	4,665	4,485
Ginnie Mae	4	4	4	4	5	5
Fannie Mae	5,509	5,429	6,425	6,236	7,527	7,288
Collateralized mortgage obligations	21,274	20,941	25,759	25,267	29,304	28,737

Total securities held to maturity	$29,488	$29,032	$37,706	$36,874	$43,334	$42,331

	At December 31,

	2007		2006		2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Securities available for sale:
Agencies	$16,000	$16,081	$—	$—	$—	$—
Treasuries	150	151	—	—	—	—
Agency preferred stock	5,650	5,785	—	—	—	—
Pooled trust preferred securities	14,523	14,524	—	—	—	—
Mortgage-backed securities	9,715	9,825	3	3	4	4
Collateralized mortgage obligations	47,370	46,493	8,864	8,849	—	—

Total securities available for sale	$93,408	$92,859	$8,867	$8,852	$4	$4

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the repricing characteristics, or the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)

Securities held to maturity:
Mortgage backed securities	$—	—%	$864	4.52%	$1,046	4.50%	$6,304	4.57%	$8,214	$8,091	4.55%
Collateralized mortgage obligations	—	—%	—	—%	1,552	5.10%	19,722	5.21%	21,274	20,941	5.20%

Total:	$—	—%	$864	4.52%	$2,598	4.86%	$26,026	5.06%	$29,488	$29,032	5.02%

Securities available for sale:
Treasuries	150	4.88%	—	—	—	—	—	—	150	151	4.88%
Agencies	—	—	13,000	5.50%	3,000	5.00%	—	—	16,000	16,081	5.41%
Pooled trust preferred	—	—	—	—	—	—	14,523	5.81%	14,523	14,524	5.81%
Mortgage backed securities	—	—	—	—	—	—	9,715	5.76%	9,715	9,825	5.76%
Collateralized mortgage obligations	—	—%	—	—%	3,886	5.50%	43,484	5.64%	47,370	46,493	5.63%
Agency preferred stock – Fannie Mae	—	—	—	—	—	—	3,775	1.70%	3,775	3,820	1.70%
Agency preferred stock – Freddie Mac	—	—	—	—	—	—	1,875	2.09%	1,875	1,965	2.09%

Total securities available for sale	$150	4.88%	$13,000	5.50%	$6,886	5.28%	$73,372	5.39%	$93,408	$92,859	5.39%

Sources of Funds

          General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of New York to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, collateralized wholesale borrowings, retained earnings and income on other earning assets.

          Deposits. We generate deposits primarily from the areas in which our branch offices are located and our internet website. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, NOW accounts, money market accounts, non-interest bearing checking accounts and individual retirement accounts. We accept brokered deposits and at December 31, 2007, we had $42.7 million in brokered deposits. Brokered deposits represent an alternative and immediate source of funds but generally bear a higher interest rate than local, retail deposits. Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

          Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

          At December 31, 2007, we had a total of $263.2 million in certificates of deposit, of which $223.1 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

          The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,

	2007			2006			2005

	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate

	(Dollars in thousands)

Non-interest bearing checking	$24,611	4.8%	—%	$3,638	0.8%	—%	$2,606	0.7%	—%
Interest bearing checking	38,472	7.5	4.0	55,951	11.9	2.8	25,065	6.4	0.2
Savings	59,989	11.7	1.0	67,160	14.3	0.7	73,698	18.9	0.5
Money market	128,258	24.9	4.4	73,792	15.6	4.2	68,763	17.6	2.6
Certificate of deposit	263,158	51.1	4.9	270,596	57.4	4.8	220,369	56.4	3.7

Total deposits	$514,488	100.0%	4.0%	$471,137	100.0%	3.9%	$390,501	100.0%	2.7%

          As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $67.1 million. The following table sets forth the maturity of those certificates as of December 31, 2007.

Maturity Period	At December 31, 2007

(In thousands)

Three months or less	$23,547
Over three months through six months	18,662
Over six months through one year	20,266
Over one year to three years	4,663
Over three years	—

Total	$67,138

          The following table sets forth the amount and maturities of time deposits at December 31, 2007.

	Amount Due

	One Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total

	(In thousands)
Interest Rate
2.00% - 2.99%	$24	$42	$—	$—	$—	$66
3.00% - 3.99%	18,084	2,445	—	—	—	20,529
4.00% - 4.99%	57,524	24,616	2,600	294	348	85,382
5.00% - 5.99%	147,475	6,844	2,862	—	—	157,181

Total	$223,107	$33,947	$5,462	$294	$348	$263,158

          The following table sets forth time deposits classified by interest rate as of the dates indicated.

	At December 31,

	2007	2006	2005

	(In thousands)

Interest Rate
Less than 2.00%	$—	$222	$981
2.00% - 2.99%	66	664	35,640
3.00% - 3.99%	20,529	35,005	118,493
4.00% - 4.99%	85,382	59,788	65,187
5.00% - 5.99%	157,181	174,917	68

Total	$263,158	$270,596	$220,369

          Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase. At December 31, 2007, we had the ability to borrow up to $287.9 million from the Federal Home Loan Bank of New York. At December 31, 2007, we had callable advances from the Federal Home Loan Bank of New York of $14.5 million. The following tables set forth information concerning balances and interest rates on all of our borrowings at the dates and for the periods indicated.

FHLB of New York Advances:	At or For the Years Ended December 31,

	2007	2006	2005

	(Dollars in thousands)

Balance at end of period	$226,815	$73,900	$59,000
Average balance during period	$130,944	$66,701	$52,929
Maximum outstanding at any month end	$226,815	$88,550	$59,000
Weighted average interest rate at end of period	4.62%	4.97%	3.87%
Average interest rate during period (1)	4.82%	4.34%	3.43%

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a monthly basis.

Securities Sold Under Agreement to Repurchase:	At or For the Years Ended December 31,

	2007	2006	2005

	(Dollars in thousands)

Balance at end of period	$20,000	$15,227	$21,714
Average balance during period	$9,659	$19,331	$19,645
Maximum outstanding at any month end	$20,000	$21,714	$21,821
Weighted average interest rate at end of period	4.35%	3.86%	3.72%
Average interest rate during period (1)	4.23%	3.90%	3.51%

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a monthly basis.

Subsidiary Activities

          Beacon Federal Bancorp, Inc. owns 100% of the common stock of Beacon Federal. Beacon Federal owns 100% of the common stock of Beacon Comprehensive Services, Inc. Beacon Comprehensive Services, Inc. is a New York corporation that sells tax preparation services, as well as investment and insurance products on an agency basis, primarily to customers of Beacon Federal.

Expense and Tax Allocation

          Beacon Federal entered into an agreement with Beacon Federal Bancorp, Inc. to provide it with certain administrative support services, whereby Beacon Federal will be compensated at not less than the fair market value of the services provided. In addition, Beacon Federal and Beacon Federal Bancorp, Inc. entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

          As of December 31, 2007, we had 110 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that it has a good working relationship with our employees.

SUPERVISION AND REGULATION

General

          Beacon Federal is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under Federal law, an institution may not disclose its CAMELS rating to the public. Beacon Federal also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Beacon Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Beacon Federal and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Beacon Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Beacon Federal’s mortgage documents.

          Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Beacon Federal Bancorp, Inc., Beacon Federal and their operations.

          Beacon Federal Bancorp, Inc., as a savings and loan holding company is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Beacon Federal Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

          Certain of the regulatory requirements that are applicable to Beacon Federal and Beacon Federal Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Beacon Federal and Beacon Federal Bancorp, Inc. and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

          Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Beacon Federal may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. Beacon Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Beacon Federal, including real estate investment and securities and insurance brokerage.

          Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

          The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.

          At December 31, 2007, Beacon Federal’s capital exceeded all applicable requirements.

          Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, Beacon Federal’s largest lending relationship with a single or related group of borrowers totaled $7.0 million, which represented 8.33% of unimpaired capital and surplus. Therefore, Beacon Federal was in compliance with the loans-to-one borrower limitations.

          Qualified Thrift Lender Test. As a federal savings association, Beacon Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Beacon Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

          Beacon Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

          A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2007, Beacon Federal maintained approximately 106.0% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

          Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings association is not eligible for expedited treatment of its filings.

          Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

          The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

          In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

          Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of 4% or greater of liquid assets to total assets. For the year ended December 31, 2007, our liquidity ratio averaged 15.11%.

          Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Beacon Federal received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

          Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Beacon Federal. Beacon Federal Bancorp, Inc. is an affiliate of Beacon Federal. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings associations to maintain detailed records of all transactions with affiliates.

          Beacon Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Beacon Federal’s capital.

          In addition, extensions of credit in excess of certain limits must be approved by Beacon Federal’s Board of Directors.

          Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

          Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

          Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

          Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities in which the savings association will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          At December 31, 2007, Beacon Federal met the criteria for being considered “well-capitalized.”

          Insurance of Deposit Accounts. Deposit accounts in Beacon Federal are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Beacon Federal’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. Recent legislation, among other things, has increased the amount of federal deposit insurance coverage for certain types of accounts while preserving the $100,000 coverage limit for individual accounts and municipal deposits. The legislation also gives the Federal Deposit Insurance Corporation discretion to adjust insurance coverage for inflation, beginning in 2010. The legislation also gives the Federal Deposit Insurance Corporation flexibility to adjust the insurance fund reserve ratio between 1.15% and 1.50% of estimated insured deposits, depending on projected losses, economic changes and assessment ratios at the end of a calendar year, and allows for dividends to insured institutions whenever reserve ratios exceed specified levels.

          On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions. The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.

          Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

          For the year ended December 31, 2007, Beacon Federal paid an annual deposit insurance assessment to the Federal Deposit Insurance Corporation of $439,000.

          Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

          Federal Home Loan Bank System. Beacon Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Beacon Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2007, Beacon Federal was in compliance with this requirement.

Other Regulations

          Interest and other charges collected or contracted for by Beacon Federal are subject to state usury laws and federal laws concerning interest rates. Beacon Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Beacon Federal also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the American financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

          General. Beacon Federal Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Beacon Federal Bancorp, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Beacon Federal Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

          Permissible Activities. Under present law, the business activities of Beacon Federal Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

          Federal law prohibits a savings and loan holding company, including Beacon Federal Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

          The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

          The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

          Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

          The registration under the Securities Act of 1933 of shares of common stock issued our October 2007 initial public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2008 under the current requirements of the Sarbanes-Oxley Act.

TAXATION

Federal Taxation

          General. Beacon Federal Bancorp, Inc. and Beacon Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Beacon Federal Bancorp, Inc. and Beacon Federal.

          Method of Accounting. For federal income tax purposes, Beacon Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

          Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2007, Beacon Federal had no minimum tax credit carryforward.

          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, Beacon Federal had no net operating loss carryforward for federal income tax purposes.

          Corporate Dividends. We may exclude from our income 100% of dividends received from Beacon Federal as a member of the same affiliated group of corporations.

          Audit of Tax Returns. Beacon Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

          New York State Taxation. Beacon Federal Bancorp, Inc. and Beacon Federal report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) a nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

          Massachusetts Sate Taxation. Beacon Federal Bancorp, Inc. and Beacon Federal report income on a calendar year basis to the State of Massachusetts. Massachusetts imposes a tax of 10.5% on income taxable in Massachusetts. Income taxable in Massachusetts is based on federal taxable income, subject to certain modifications.

          Tennessee State Taxation. Beacon Federal Bancorp, Inc. and Beacon Federal report net worth and income on a calendar year basis to Tennessee. Tennessee imposes a franchise tax on the greater of (a) net worth, or (b) the net book value of real and tangible property. The rate of tax is 0.25% of net worth or property, whichever is greater. Tennessee also imposes an excise tax of 6.5% on apportioned business income. Apportioned business income is federal taxable income, subject to certain modifications.

          Texas State Taxation. Beacon Federal Bancorp, Inc. and Beacon Federal report net worth and income on a calendar year basis to the State of Texas. Texas franchise tax is the greater of the tax due on (a) net taxable capital, or (b) net taxable earned surplus. Net taxable capital is shareholders’ equity apportioned to Texas. The tax rate on net taxable capital is 0.25%. Net taxable earned surplus is federal taxable income, subject to certain modifications, apportioned to Texas. The tax rate on net taxable earned surplus is 4.5%.

          Maryland State Taxation. As a Maryland business corporation, Beacon Federal Bancorp, Inc. is required to file annual returns and pay annual fees to the State of Maryland.

ITEM 1A.	RISK FACTORS

Changes in interest rates have reduced our profits and could continue to reduce our profits.

          Our ability to earn a profit largely depends on our net interest income, which has been and could continue to be negatively affected by changes in market interest rates. Net interest income is the difference between:

(1)	the interest income we earn on our interest-earning assets, such as loans and securities; and

(2)	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

          Since June 30, 2004, the Federal Reserve Board of Governors has increased its target for the federal funds from 1.25% to 4.25%. While the federal funds rate (which we use as a guide to price our deposits) has increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. The relatively flat United States Treasury yield curve that results has had a negative impact on our interest rate spread and net interest margin, which adversely affects our profitability. Our net interest rate spread decreased 49 basis points to 1.84% for the year ended December 31, 2007 from 2.33% for the year ended December 31, 2006.

          In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their loans in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Alternatively, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.

          Changes in interest rates also affect the current market value of our investment securities portfolio. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. At December 31, 2007, the fair value of our available-for-sale investment securities totaled $92.9 million. Unrealized loss, net of taxes, on these available-for-sale securities totaled $328,000 at December 31, 2007 and are reported as a separate component of equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on our equity.

          We evaluate interest rate sensitivity by estimating the change in Beacon Federal’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2007, in the event of an immediate 200 basis point increase in interest rates, the Office of Thrift Supervision model projects that we would experience a $25.8 million, or 30%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Beacon Federal Bancorp, Inc.—Management of Market Risk.”

          The net realizable value of our investment securities could be lower than the fair values assigned to them under generally accepted accounting principles.

          We determine the fair value of our investment securities based on the most recent quoted market price for such securities as of the applicable balance sheet date. We used quoted market prices to determine the amount of any unrealized losses that must be reflected in our other comprehensive income and the net book value of our investment securities. If we determine that a security is other-than-temporarily impaired, we use quoted market prices to determine the amount of the impairment loss and the adjusted cost basis for the security. If a quoted market price for a specific security is not available due to a lack of trading activity, we estimate its fair value based on the quoted market price of another security with similar characteristics, adjusted to reflect objectively measurable differences such as coupon rates and reset dates. In the absence of quoted market prices for the same or similar securities, or if there is no recognized market for the security, we use other valuation techniques to determine fair value, such as obtaining broker dealer valuations or estimating fair value based on valuation modeling. When fair value is based on the quoted market price for a security, adjustments to reflect discounts that could arise in the context of an actual sale, including block trade, liquidity and other discounts resulting from the inability of the market to absorb the number of shares offered for sale, are not considered. Consequently, the price at which the security could be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on trades involving a small number of shares, the security has an infrequent trading history, the market for the security is illiquid, or a large number of shares must be sold. The risk that there will be a material difference between the fair value that we assign to a security and its net realizable value is particularly significant for certain securities we hold in our investment portfolio, including our Fannie Mae and Freddie Mac preferred stock, our “private label” collateralized mortgage obligations and our pooled trust preferred securities. If the net realizable value is lower than the fair value that we assign to a security, impairment losses could be required in the future.

Our loan portfolio has potentially greater risk due to our substantial number of home equity loans and other consumer loans.

          At December 31, 2007, our home equity loans totaled $203.6 million, or 28.6% of our total loan portfolio. Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans could be as high as 100%. At December 31, 2007, our consumer loans totaled $120.0 million, or 16.9% of our total loan portfolio, of which $91.1 million consisted of automobile loans, $19.3 million consisted of personal loans secured by other collateral, and $9.6 million consisted of unsecured personal loans. Home equity loans and consumer loans generally have greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured. In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for our loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

          As a result of our large portfolio of home equity loans and consumer loans, it may become necessary to increase our provision for loan losses, which could reduce our profits. In addition, in March 2006 we began originating indirect automobile loans by or through third parties, which present greater risk than our direct automobile loans. At December 31, 2007, $44.5 million of our automobile loans were originated in this manner, and we expect to increase the origination of indirect automobile loans. See “Item 1. Business – Lending Activities – Consumer Loans” and “—Home Equity Loans.”

Our loan portfolio will have greater risk as we increase our commercial real estate and commercial business lending.

          At December 31, 2007, our loan portfolio included $76.7 million of commercial real estate loans and $70.2 million of commercial business loans. We have significantly increased our originations of these loans in recent years and we intend to continue to increase our origination of these loans. Our commercial real estate loans and our commercial business loans increased to 10.8% and 9.9%, respectively, of our loan portfolio at December 31, 2007 compared to 0% and 5.4% of our total loan portfolio at December 31, 2004. These loans are considered to have greater credit risk than one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically depends on the successful operations and income stream of the borrowers’ business and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.

          The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with significant commercial real estate loan portfolios to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, and possibly greater allowances for losses and capital levels. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risks associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

          At December 31, 2007, the largest commercial real estate lending relationship consisted of loans totaling $7.0 million. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans” and “—Commercial Business Loans.”

Strong competition within our market areas may limit our growth and profitability.

          Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1. Business—Competition.”

We rely on our management team for the successful implementation of our business strategy.

          Our future success will be largely due to the efforts of our senior management team consisting of Ross J. Prossner, President and Chief Executive Officer, James D. Lapsley, Senior Vice President and Chief Financial Officer, J. David Hammond, Senior Vice President and Chief Lending Officer and Darren T. Crossett, Senior Vice President and Chief Operating Officer. The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan. We have entered into a three-year employment agreement with Mr. Prossner, an employment agreement with Mr. Lapsley that has a term expiring on June 30, 2008 and two-year employment agreements with Messrs. Crossett and Hammond.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

          We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.96% of total loans at December 31, 2007, material additions to our allowance could materially decrease our net income.

          In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Our ability to successfully complete acquisitions will affect our ability to grow our franchise and compete effectively in our market areas.

          We have pursued a policy of growth through acquisitions over the years, particularly in view of the slow or flat population growth in our primary market area in upstate New York. Since 1980, we have acquired a total of ten credit unions. In the future, we will consider the possible acquisition of other banks, thrifts, credit unions and other financial services companies or branches to supplement internal growth. Our efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirors exist for most acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired. In many cases, our competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction. We also may not be the successful bidder in acquisition opportunities that we pursue due to the willingness or ability of other potential acquirors to propose a higher purchase price or more attractive terms and conditions than we are willing or able to propose. We intend to continue to pursue acquisition opportunities with local financial institutions, although we currently have no understandings or agreements to acquire other financial institutions. If we are unable to or do not conduct acquisitions, our ability to deploy effectively the capital we raise in our recent stock offering, expand our geographic presence and improve our results of operations may be adversely affected.

The risks presented by the acquisition of other financial institutions could adversely affect our financial condition and results of operations.

          If we are successful in conducting acquisitions, we will be presented with many risks that could adversely affect our financial condition and results of operations. An institution that we acquire may have unknown asset quality issues or unknown or contingent liabilities that we did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions also typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution, in order to make the transaction economically advantageous. The integration process is complicated and time consuming, and could divert our attention from other business concerns and may be disruptive to our customers and the customers of the acquired institution. Our failure to successfully integrate an acquired institution could result in the loss of key customers and employees, and prevent us from achieving expected synergies and cost savings. Acquisitions also result in professional fees and may result in creating goodwill that could become impaired, thereby requiring us to recognize further charges. We may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing our liquidity, or with potentially dilutive issuances of equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS Not applicable.

ITEM 2.	PROPERTIES

          We operate from our main office in East Syracuse, New York, and from our seven full-service branches located in Marcy and Rome, New York, Smartt and Smyrna, Tennessee, Tyler, Texas and Chelmsford, Massachusetts. The net book value of our premises, land and equipment was $3.5 million at December 31, 2007. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Location	Address	Leased or Owned	Year Acquired or Leased	Square Footage

Corporate Offices	5000 Brittonfield Parkway East Syracuse, NY 13057	Leased (1)	1999	12,459

Full Service Branches:

Chelmsford	7 Summer Street Chelmsford, MA 01824	Leased (2)	2003	1,600
Marcy	9085 Old River Road Marcy, NY 13403	Owned	2006	4,000
Rome	230 South James Street Rome, NY 13440	Owned	2006	3,200
Syracuse	6311 Court Street Road East Syracuse, NY 13057	Owned	1985	14,000
Smartt	5428 Manchester Highway Morrison, TN 37357	Owned	1982	2,200
Smyrna	105 Threat Industrial Road Smyrna, TN 37167	Owned	2000	12,500
Tyler	1330 Old Omen Road Tyler, TX 75701	Owned	1993	4,500

(1)	Lease expires in March 2010.

(2)	Lease expires in July 2010.

ITEM 3.	LEGAL PROCEEDINGS

          Beacon Federal Bancorp, Inc. and Beacon Federal are subject to various legal actions arising in the normal course of business. At December 31, 2007, we were not involved in any legal proceedings that were material to our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the three months ended December 31, 2007, no matters were submitted to a vote of security holders of Beacon Federal Bancorp, Inc. through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a)          Our shares of common stock are traded on the Nasdaq Global Market under the symbol “BFED.” The approximate number of holders of record of Beacon Federal Bancorp, Inc.’s common stock as of December 31, 2007 was 927. Certain shares of Beacon Federal Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Beacon Federal Bancorp, Inc.’s common stock for the period ended December 31, 2007. Beacon Federal Bancorp, Inc. began trading on the Nasdaq Global Market on October 2, 2007. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

Fiscal 2007	High	Low	Dividends

Quarter ended December 31, 2007	$11.95	$9.91	$—

          The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

          The sources of funds for the payment of a cash dividend are interest and principal payments with respect to Beacon Federal Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from Beacon Federal.

          At December 31, 2007, there were no compensation plans under which equity securities of Beacon Federal Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

(b)	Not Applicable.

(c)	Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

          The summary information presented below at or for each of the fiscal years presented is derived in part from the consolidated financial statements of Beacon Federal Bancorp, Inc. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,

	2007	2006	2005	2004	2003

	(In thousands)
Selected Financial Condition Data:

Total assets	$877,990	$607,669	$515,099	$440,293	$349,950
Cash and cash equivalents	14,148	8,799	11,927	14,906	25,592
Securities available for sale, at fair value	92,859	8,852	4	—	—
Securities held to maturity	29,488	37,706	43,334	37,374	23,951
Loans, net	708,993	537,097	449,148	372,485	284,704
Federal Home Loan Bank of New York stock, at cost	11,117	4,091	3,264	2,950	1,950
Securities sold under agreement to repurchase	20,000	15,227	21,714	14,227	—
FHLB advances	226,815	73,900	59,000	56,000	39,000
Deposits	514,488	471,137	390,501	331,064	276,801
Equity	113,174	44,245	41,940	37,426	33,348

	Years Ended December 31,

	2007	2006 (1)	2005	2004	2003

	(In thousands)
Selected Operating Data:

Interest income	$43,765	$32,347	$25,629	$20,701	$18,065
Interest expense	27,531	18,075	10,542	6,593	5,162

Net interest income	16,234	14,272	15,087	14,108	12,903
Provision for losses on loans	2,304	1,066	1,225	1,440	1,044

Net interest income after provision for loan losses	13,930	13,206	13,862	12,668	11,859
Non-interest income	3,293	3,054	3,163	3,301	5,090
Non-interest expense	13,276	12,070	9,745	9,398	9,756

Income before income tax expense	3,947	4,190	7,280	6,571	7,193
Income tax expense	1,528	1,876	2,766	2,493	2,801

Net income	$2,419	$2,314	$4,514	$4,078	$4,392

(1)

For a discussion of certain expenses incurred in connection with the acquisition of Marcy Federal Credit Union, which was consummated in December 2006, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Beacon Federal Bancorp, Inc. – Comparison of Operating Results for the Years Ended December 31, 2006 and 2005.”

	At or For the Years Ended December 31,

	2007	2006	2005	2004	2003

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.34%	0.41%	0.95%	1.03%	1.42%
Return on equity (ratio of net income to average equity)	3.92%	5.26%	11.44%	11.59%	14.02%
Average interest rate spread (1)	1.84%	2.33%	3.03%	3.52%	4.20%
Net interest margin (2)	2.28%	2.56%	3.22%	3.65%	4.34%
Efficiency ratio (3)	67.99%	70.17%	53.40%	53.98%	54.05%
Non-interest expense to average total assets	1.84%	2.13%	2.04%	2.37%	3.15%
Average interest-earning assets to average interest-bearing liabilities	111.15%	107.23%	108.21%	107.69%	108.19%
Average equity to average total assets	8.57%	7.77%	8.28%	8.89%	10.16%

Asset Quality Ratios:
Non-performing assets to total assets	0.16%	0.16%	0.18%	0.01%	0.27%
Non-performing loans to total loans	0.15%	—%	0.16%	0.02%	0.32%
Allowance for loan losses to non-performing loans	624.61	NM	NM	NM	NM
Allowance for loan losses to total loans	0.96%	0.96%	0.98%	0.92%	0.86%

Bank Capital Ratios:
Total capital (to risk-weighted assets)	13.88%	11.74%	13.19%	14.64%	16.23%
Tier I capital (to risk-weighted assets)	12.75%	10.51%	11.94%	13.41%	15.12%
Tier I capital (to average assets)	8.79%	7.29%	8.14%	8.50%	9.53%

Other Data:
Number of full service offices	7	7	7	7	8
Full time equivalent employees	116	112	111	103	107

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income, excluding gains on securities.

NM – Not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on our deposits and borrowings. Results of operations are also affected by fee income from banking operations, provisions for loan losses and other miscellaneous income. Our noninterest expense consists primarily of compensation and employee benefits, office occupancy, marketing, general administrative expenses and income tax expense.

          Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations. See “Item 1A. Risk Factors.”

Critical Accounting Policies

          We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

          Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

          In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 120 days past due, the accrual of interest is discontinued. In addition, previously accrued interest deemed uncollectible that was recognized in income is reversed. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer doubtful.

          Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates.

Comparison of Financial Condition at December 31, 2007 and 2006

          Executive Summary. Total assets increased $270.3 million to $878.0 million at December 31, 2007 from $607.7 million at December 31, 2006. The increase was primarily the result of a $171.9 million increase in net loans, an $84.0 million increase in securities available for sale, a $10.0 million investment in bank-owned life insurance, a $7.0 million increase in FHLB of New York stock and a $5.3 million increase in cash and cash equivalents, funded by a $43.4 million increase in deposits, a $157.7 million increase in borrowings and a $68.9 million increase in stockholders’ equity due primarily to the net proceeds from our conversion and stock offering.

          On October 1, 2007, Beacon Federal completed its conversion from a mutual savings association to a capital stock savings association. A new holding company, Beacon Federal Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by the Company of 7,396,431 shares of common stock at $10.00 per share. Net proceeds of $66.2 million were raised in the stock offering, after deduction of estimated conversion and offering expenses of $1.8 million and excluding $5.9 million that was loaned by the Company to a trust for the Employee Stock Ownership Plan (the ESOP), enabling it to purchase 591,714 shares of common stock in the stock offering.

          Loans, Net. Net loans increased $171.9 million, or 32.0%, to $709.0 million at December 31, 2007 from $537.1 million at December 31, 2006, reflecting strong business relationships maintained by our loan staff in their local markets. The largest growth in our loan portfolio for the period was in one- to four-family residential mortgage loans, which increased $92.2 million, or 76.4%, to $212.8 million at December 31, 2007 from $120.6 million at December 31, 2006. In addition, consumer loans increased $26.7 million, or 28.6%, and commercial business loans increased $19.2 million, or 37.6%, reflecting our emphasis on the origination of these types of loans as well as the addition to our staff of new commercial loan originators. Commercial real estate loans also increased by $15.2 million to $76.7 million at December 31, 2007 from $61.5 million at December 31, 2006. Multi-family, construction and home equity loans grew modestly.

          Securities. Securities available for sale increased significantly to $92.9 million at December 31, 2007 from $8.9 million at December 31, 2006. The increase in securities available for sale reflected the deployment of excess liquidity and investment of net proceeds from the sale of common stock in the stock offering. Securities held to maturity decreased $8.2 million to $29.5 million at December 31, 2007. During the fourth quarter of 2007, the Company recorded an impairment charge of $201,000 on its FNMA perpetual preferred stock, series P, after determining that the unrealized losses were other-than-temporary. At December 31, 2007, the cost basis on the FNMA perpetual preferred stock, series P, was $2.3 million.

          Other Assets. During the fourth quarter of 2007, the Bank invested $10.0 million in bank-owned life insurance. Federal Home Loan Bank of New York stock increased $7.0 million to $11.1 million at December 31, 2007 as required by the FHLB due to a higher level of FHLB advances outstanding. Accrued interest receivable increased due to a higher balance of loans and securities outstanding and timing of interest receipts.

          Deposits. Deposits increased $43.4 million, or 9.2%, to $514.5 million at December 31, 2007 from $471.1 million at December 31, 2006, due to the success of promotional efforts throughout the year to attract additional deposits. Money market accounts increased $54.5 million, or 73.8%, and represented the largest dollar increase in our deposit accounts. In addition, non-interest bearing checking accounts increased $21.0 million, or 576.5%, reflecting customers shifting their accounts from interest checking to noninterest checking. Overall, total “core” deposits (savings, money market, non-interest bearing demand and NOW accounts) increased by $50.8 million or 25.3%, while certificate of deposit accounts decreased by $7.4 million, or 2.7%.

          Federal Home Loan Bank Advances. FHLB advances are utilized to the extent that liquidity needs are not met by cash received from customer deposits. FHLB advances increased $152.9 million, or 206.9%, to $226.8 million at December 31, 2007 from $73.9 million at December 31, 2006. FHLB advances were generally utilized to a greater degree because the costs for such advances were lower than retail certificates of deposit in the period.

          Stockholders’ Equity. Stockholders’ equity increased $69.0 million, or 155.8%, to $113.2 million at December 31, 2007 from $44.2 million at December 31, 2006. The increase reflected net proceeds from the sale of common stock of $66.2 million, net income of $2.4 million for the year ended December 31, 2007, and earned ESOP shares of $617,000, which was offset slightly by an increase of $319,000 in accumulated other comprehensive loss due to the effects of interest rate movements on our available-for-sale securities portfolio. At December 31, 2007, with the exception of the write-down of our FNMA perpetual preferred stock, series P, referred to above, we did not consider the impairment in the value of our available-for-sale securities to be other than temporary.

Comparison of Operating Results for the Year Ended December 31, 2007 and 2006

          Executive Summary. Net income increased $105,000 to $2.4 million for the year ended December 31, 2007 from $2.3 million for the year ended December 31, 2006. The increase in net income reflected an increase in net interest income and non-interest income and lower income tax expense, partially offset by an increase in the provision for loan losses and higher non-interest expense. Net interest income benefited from the investment of net proceeds of our recent stock offering of $66.2 million.

          Interest Income. Interest income increased $11.4 million, or 35.3%, to $43.7 million for the year ended December 31, 2007 from $32.3 million for the year ended December 31, 2006. The increase was mainly due to higher average balances of loans and higher yields on such loans in 2007 compared to 2006.

          Interest income on loans increased $9.5 million, or 32.5%, to $38.9 million for the year ended December 31, 2007 from $29.4 million for the year ended December 31, 2006. The increase was due to the higher average balance of such loans to $621.0 million for the year ended December 31, 2007 from $496.3 million for the year ended December 31, 2006, reflecting our efforts to substantially increase our loan portfolio. The increase in interest income on loans was also due to the higher yields earned on such loans to 6.27% for the year ended December 31, 2007 from 5.92% for the year ended December 31, 2006, which reflected higher market interest rates generally, increases in interest rates on our adjustable-rate loans in the generally higher market interest rate environment, and the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during 2007 compared to the earlier year.

          Interest income on securities increased $1.5 million, or 67.3%, to $3.7 million for the year ended December 31, 2007 from $2.2 million for the year ended December 31, 2006, reflecting a higher average balance of such securities (to $68.5 million from $46.0 million) as well as higher yields on such securities to 5.37% for 2007 from 4.78% for 2006 in the generally higher market interest rate environment.

          Dividend income on FHLB of New York stock increased to $402,000 for the year ended December 31, 2007 from $238,000 for the year ended December 31, 2006. The increase was due to a higher average balance of such stock, partially offset by a lower yield. The lower yield resulted from the timing and recognition of dividend income based upon the dividend declaration date.

          Interest earned on interest-earning deposits at other financial institutions increased to $773,000 for the year ended December 31, 2007 from $540,000 for the year ended December 31, 2006, reflecting a higher average balance, partially offset by lower yields on such interest-earning deposits. Lower yields resulted from temporarily investing funds in other interest-earning deposits during the latter portion of 2007, when yields were trending lower.

          Interest Expense. Interest expense increased $9.4 million, or 52.3%, to $27.5 million for the year ended December 31, 2007 from $18.1 million for the year ended December 31, 2006. The increase in interest expense reflected substantially higher average balances of deposits and FHLB advances to fund loan growth, as well as substantially higher rates on such deposits and FHLB advances in the generally higher market interest rate environment.

          Interest expense on deposits increased $6.4 million, or 44.3%, to $20.8 million for the year ended December 31, 2007 from $14.4 million for the year ended December 31, 2006, reflecting an increase in the average balance of such deposits to $500.3 million in 2007 from $433.2 million in 2006. In addition, the average rate paid on such deposits increased to 4.16% from 3.33%. Interest expense on certificates of deposit increased to $13.8 million for the year ended December 31, 2007 from $11.0 million for the year ended December 31, 2006, due primarily to the higher average rate paid on such deposits (4.98% compared to 4.32%) in the generally higher market interest rate environment and, to a lesser extent, the higher average balance of such deposits ($276.4 million compared to $255.5 million). Interest expense on NOW and money market accounts also increased to $6.5 million for the year ended December 31, 2007 from $2.9 million for the year ended December 31, 2006, reflecting substantially higher rates paid on such accounts (4.11% in 2007 compared to 2.77% in 2006) and also higher average balances of such accounts ($158.4 million in 2007 compared to $106.4 million in 2006). In contrast, the average balance of savings accounts decreased $5.8 million, or 8.1%, as our savings deposit customers sought higher yields during a year of primarily rising market interest rates. At December 31, 2007, we had $42.7 million in brokered deposits. Brokered deposits represent an alternative and immediate source of funds but generally bear a higher interest rate than local, retail deposits. Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

          Interest expense on borrowings (reverse repurchase agreements and FHLB advances) increased $3.1 million, or 84.0%, to $6.7 million for the year ended December 31, 2007 from $3.6 million for the year ended December 31, 2006. The increase was due to a higher average balance of such borrowings, to $140.6 million for the year ended December 31, 2007 from $86.0 million for the year ended December 31, 2006, as borrowings were used to supplement deposits to fund loan growth. The average rates paid on such borrowings also increased to 4.78% for 2007 compared to 4.24% for 2006, reflecting generally higher market interest rates. Interest expense on FHLB advances increased to $6.3 million for 2007 compared to $2.9 million for 2006, as we increased our average balances of such advances to $130.9 million from $66.7 million, and the average rate paid on such advances increased to 4.82% from 4.34%. The interest expense on reverse repurchase agreements, on the other hand, decreased to $409,000 from $754,000, reflecting a lower average balance of $9.7 million in 2007 from $19.3 million in 2006, which more than offset an increase in the average rate paid on such balances to 4.23% in 2007 from 3.90% in 2006.

          Net Interest Income. Net interest income increased $2.0 million, or 13.7%, to $16.2 million for the year ended December 31, 2007 from $14.3 million for the year ended December 31, 2006. The increase in net interest income was due to an increase in net interest-earning assets to $71.5 million for 2007 from $37.5 million for 2006, partially offset by decreases in our net interest rate spread (to 1.84% from 2.33%) and net interest margin (to 2.28% from 2.56%). The increase in our net interest-earning assets was attributable to our recent stock offering, which resulted in net proceeds of $66.2 million which supported larger balances of interest-earning assets. In addition, the average balance of our non-interest bearing deposits increased to $16.3 million from $2.2 million. The decreases in our net interest rate spread and net interest margin reflected the current interest rate environment and a flattened U.S. Treasury yield curve. From June 30, 2004 to June 30, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.25% to 5.25%. The federal funds rate was lowered to 4.75% in September 2007, 4.50% in October 2007 and 4.25% in December 2007. While the federal funds rate (which we use as a guide to price our deposits) has been higher for the majority of 2007, longer-term market interest rates (which we use a guide to price our long-term loans) have not increased to the same degree.

          Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or economic conditions change. We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as required in order to maintain the allowance.

          Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.3 million for the year ended December 31, 2007 compared to a provision for loan losses of $1.1 million for the year ended December 31, 2006. The provision recorded reflected net chargeoffs of $669,000 for the year ended December 31, 2007 compared to $311,000 for the earlier year. The allowance for loan losses was $6.8 million, or 0.96% of total loans at December 31, 2007 compared to $5.2 million, or 0.96% of total loans at December 31, 2006. Total non-performing assets were $1.4 million at December 31, 2007, compared to $956,000 at December 31, 2006. We had $222,000 of impaired loans at December 31, 2007 and no impaired loans at December 31, 2006. We used the same methodology in assessing the allowances for both years. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the years ended December 31, 2007 and 2006.

          Non-Interest Income. Non-interest income increased 7.8% to $3.3 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. Service charges increased $220,000, or 9.4%, to $2.6 million for the year ended December 31, 2007, and commission income increased $53,000, or 13.7%, to $441,000 for the year ended December 31, 2007. The increase in service charges reflected higher deposit-related fees due to an increase in deposit balances and higher fee structure, while the higher commission income reflected increased activity by the Bank’s subsidiary, Beacon Comprehensive Services, Inc., in the sale of investment and insurance products, and tax preparation services.

          Non-Interest Expense. Non-interest expense increased $1.2 million, or 10.0%, to $13.3 million for the year ended December 31, 2007 from $12.1 million for the year ended December 31, 2006. The increase reflected provision for losses on impaired securities and other assets, higher FDIC premium expenses, higher occupancy and equipment expenses, higher telephone and postage expenses, a higher provision for loss on foreclosed assets, and higher other non-interest expenses, partially offset by lower salaries and employee benefits.

          Salaries and employee benefits declined due to severance expenses of $777,000 incurred in connection with the Marcy Federal Credit Union acquisition in 2006 and 401 (k) plan expenses of $458,000 in 2006 versus $160,000 in 2007. The absence of the severance expense and discretionary contribution to 401(k) plan in 2007 was partially offset by $617,000 of ESOP expense, approved as part of the stock offering, and higher employee bonuses. There was no ESOP expense during 2006. Pursuant to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans,” the Company will recognize compensation expense related to the ESOP equal to the fair market value of shares committed to be released during the year.

          In addition, the Company recognized an impairment loss of $400,000 as a result of a decline in the fair value of certain properties sold and equipment abandoned during 2007. FDIC premium expense increased due to a new risk-based assessment system, which became effective January 1, 2007 and considers the supervisory rating and certain financial ratios of each financial institution. Occupancy and equipment increased as a result of primarily higher office rent expenses and equipment maintenance costs. The provision for loss on foreclosed assets related to the write down of one property secured by an apartment complex. Other non-interest expense increased due primarily to New York sales tax audit expenses and call center related costs.

          Non-interest expense for the year ended December 31, 2007 included a $201,000 impairment loss that was recorded on our Fannie Mae perpetual preferred stock, series P, due to a price decline in the securities and the Company’s determination that the impairment was other-than-temporary.

          Income Tax Expense. The provision for income taxes was $1.5 million for the year ended December 31, 2007 compared to $1.9 million for the year ended December 31, 2006, reflecting a lower effective tax rate. Our effective tax rate was 38.7% for the year ended December 31, 2007, compared to 44.8% for the year ended December 31, 2006. The effective tax rate was higher in 2006 due to certain nondeductible items, including merger costs, certain non-deductible compensation plan expenses and a net operating loss resulting from the acquisition of Marcy Federal Credit Union, which was accounted for as a “pooling” transaction.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

          Executive Summary. Net income decreased $2.2 million, or 48.7%, to $2.3 million for the year ended December 31, 2006 from $4.5 million for the year ended December 31, 2005. The decrease reflected higher non-interest expenses and, to a lesser extent, lower net interest income and non-interest income. Net income for the year ended December 31, 2006 also included a net loss of $983,000 associated with the acquisition of Marcy Federal Credit Union, which was completed in December 2006. The net loss resulted from severance-related expenses of $777,000 and a provision for loan losses of $162,000. The acquisition of Marcy Federal Credit Union is not expected to have any materially adverse effect on our financial condition or results of operations in future periods.

          Interest Income. Interest income increased $6.7 million, or 26.2%, to $32.3 million for the year ended December 31, 2006 from $25.6 million for the year ended December 31, 2005. The increase reflected a substantial increase in average interest-earning assets to $556.7 million for 2006 compared to $468.3 million for 2005. In addition, the average yield on interest-earning assets increased to 5.81% in 2006 from 5.47% in 2005 in the generally higher market interest rate environment.

          Interest income on loans increased $6.3 million, or 27.2%, to $29.4 million for the year ended December 31, 2006 from $23.1 million for the year ended December 31, 2005, reflecting growth in our loan portfolio, the average balance of which increased to $496.3 million from $407.8 million, as well as higher average yields on such balances, to 5.92% in 2006 from 5.66% in 2005. The higher yields reflected higher market interest rates generally as well as the larger proportion of higher-yielding commercial real estate loans and commercial business loans in our loan portfolio in 2006 compared to 2005. The higher average yield on our loan portfolio also reflected increases in the interest rates on our adjustable-rate loan products, particularly home equity loans, as well as increased rates on newly originated loans with interest rates based on higher market interest rates.

          Interest income on securities increased to $2.2 million for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005, resulting from an increase in the average balance of such securities to $46.0 million in 2006 from $45.5 million in 2005 as well as an increase in the average yield on such securities to 4.78% from 4.54% in the generally higher interest rate environment.

          Interest earned on interest-earning deposits at other financial institutions increased to $540,000 for the year ended December 31, 2006 from $346,000 for the year ended December 31, 2005, reflecting increased yields on such deposits to 5.18% for 2006 from 2.99% for 2005.

          Interest Expense. Interest expense increased $7.6 million, or 71.5%, to $18.1 million for the year ended December 31, 2006 from $10.5 million for the year ended December 31, 2005. The increase reflected a substantial increase in the average balance of total interest-bearing liabilities to $519.2 million in 2006 from $432.8 million in 2005 to fund our loan growth. In addition, the average rate paid on such liabilities increased to 3.48% in 2006 from 2.44% in 2005, reflecting higher market interest rates, particularly short-term market interest rates.

          Interest expense on certificates of deposit increased $5.3 million, or 92.5%, to $11.0 million for the year ended December 31, 2006 from $5.7 million for the year ended December 31, 2005. The increase was caused by both an increase in the average balance of certificates of deposit to $255.5 million in 2006 from $172.6 million in 2005, and an increase in the average rate we paid on certificates of deposit to 4.32% in 2006 from 3.32% in 2005. The increase in certificates of deposit resulted primarily from our customers seeking higher yields during a year of rising market interest rates. Interest expense on savings accounts, and NOW and money market accounts increased $66,000, or 17.4%, and $1.0 million, or 53.1%, respectively, in 2006 compared to 2005, due to higher average rates paid on such accounts, which more than offset decreases in the average balances of both categories of deposit accounts of $5.9 million, or 7.6%, and $4.1 million, or 3.7%, respectively.

          Interest expense on borrowings increased $1.1 million, or 45.7%, to $3.6 million for the year ended December 31, 2006 from $2.5 million for the year ended December 31, 2005. The increase in interest expense reflected an increase in the average balance of such borrowings to $86.0 million in 2006 from $72.6 million in 2005, as well as an increase in the average rate paid on such borrowings, to 4.24% from 3.45%. The increase in the average balance of such borrowings reflected our use of such funds to supplement deposits in funding our loan growth. The higher rate paid on such borrowings reflected higher market interest rates in 2006. While the average balance of reverse repurchase agreements was essentially unchanged in 2006 compared to 2005, the average balance of Federal Home Loan Bank advances increased to $66.7 million for the year ended December 31, 2006 from $52.9 million for the year ended December 31, 2005. The average rate paid on Federal Home Loan Bank advances increased to 4.34% from 3.43% as a result of higher market interest rates.

          Net Interest Income. Net interest income decreased $815,000, or 5.4%, to $14.3 million for the year ended December 31, 2006 from $15.1 million for the year ended December 31, 2005. The decrease resulted from a decrease in our net interest rate spread to 2.33% for the year ended December 31, 2006 from 3.03% for the year ended December 31, 2005 and a decrease in our net interest margin to 2.56% from 3.22%, which was partially offset by an increase in the average balance of our net interest earning assets to $37.5 million for the year ended December 31, 2006 from $35.5 million for the year ended December 31, 2005. As noted above, the decreases in our net interest rate spread and net interest margin reflected the continued flattening of the U.S. Treasury yield curve due to increases in the Federal Reserve Board’s target federal funds rate.

          Provision for Loan Losses. We recorded a provision for loan losses of $1.1 million for the year ended December 31, 2006, compared to $1.2 million for the year ended December 31, 2005. Net chargeoffs were relatively unchanged, at $311,000 for the year ended December 31, 2006, compared to $242,000 for the year ended December 31, 2005, and the allowance for loan losses was $5.2 million at December 31, 2006 compared to $4.4 million at December 31, 2005, resulting in an allowance to total loans ratio of 0.96% and 0.98% at December 31, 2006 and December 31, 2005, respectively. Total non-performing loans decreased to $4,000 at December 31, 2006 from $736,000 at December 31, 2005. We used the same general methodology in assessing the allowance for both years. To the best of our knowledge, we have reported all losses that are both probable and reasonable to estimate for the years ended December 31, 2006 and 2005.

          Non-Interest Income. Non-interest income decreased $109,000, or 3.4%, to $3.1 million for the year ended December 31, 2006 from $3.2 million for the year ended December 31, 2005. Service charges were relatively unchanged, decreasing modestly to $2.3 million for the year ended December 31, 2006 from $2.4 million for the prior year. Commission income was also steady at $388,000 for 2006 compared to $387,000 for 2005. Gain on sale of securities available for sale was $124,000 for the year ended December 31, 2006, reflecting the sale of a collateralized mortgage obligation to reduce the average life of our securities portfolio in a rising interest rate environment. There were no similar gains for the year ended December 31, 2005. Other non-interest income decreased $125,000, or 38.2%, due in part to higher prepayment penalty income in 2005 on commercial business loans.

          Non-Interest Expense. Non-interest expense increased $2.4 million, or 23.9%, to $12.1 million for the year ended December 31, 2006 from $9.7 million for the year ended December 31, 2005. The most significant factor in the increase was an increase in salaries and employee benefits to $7.5 million for the year ended December 31, 2006 from $5.4 million for the year ended December 31, 2005. The increase in salaries and employee benefits reflected normal annual increases in salaries and benefits, higher staff bonuses tied to higher equity levels at Beacon Federal, as well as a severance payment of $777,000 in connection with a credit union acquisition. The other major categories of non-interest expense were relatively unchanged in 2006 compared to 2005.

          Income Tax Expense. The provision for income taxes was $1.9 million for the year ended December 31, 2006 compared to $2.8 million for the year ended December 31, 2005, reflecting a decrease in pre-tax income in 2006 compared to 2005. Our effective tax rate was 44.8% and 38.0% for the years ended December 31, 2006 and 2005, respectively. The effective tax rate increased due to certain nondeductible items, including merger costs, certain non-deductible compensation plan expenses and net operating loss resulting from the acquisition of Marcy Federal Credit Union in December 2006, which was accounted for as a “pooling” transaction.

Average Balances and Yields

          The following tables set forth average balance sheets, average yields and rates, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended December 31,

	2007			2006			2005

	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

	(Dollars in thousands)

Interest-earning assets:
Loans	$621,035	$38,912	6.27%	$496,304	$29,370	5.92%	$407,778	$23,095	5.66%
Securities	68,455	3,678	5.37	46,037	2,199	4.78	45,527	2,066	4.54
Federal Home Loan Bank of New York stock	6,810	402	5.90	3,942	238	6.04	3,406	122	3.58
Interest-earning deposits	16,103	773	4.80	10,415	540	5.18	11,561	346	2.99

Total interest-earning assets	712,403	43,765	6.14	556,698	32,347	5.81	468,272	25,629	5.47
Non-interest-earning assets	8,475			9,748			8,534

Total assets	$720,878			$566,446			$476,806

Interest-bearing liabilities:
NOW and money market accounts	$158,426	6,516	4.11	$106,356	2,948	2.77	$110,417	1,926	1.74
Savings	65,525	536	0.82	71,288	445	0.62	77,160	379	0.49
Certificates of deposit	276,398	13,760	4.98	255,509	11,031	4.32	172,602	5,731	3.32

Total deposits	500,349	20,812	4.16	433,153	14,424	3.33	360,179	8,036	2.23
Reverse repurchase agreements	9,659	409	4.23	19,331	754	3.90	19,645	690	3.51
FHLB advances	130,944	6,310	4.82	66,701	2,897	4.34	52,929	1,816	3.43

Total interest-bearing liabilities	640,952	27,531	4.30	519,185	18,075	3.48	432,753	10,542	2.44
Non-interest-bearing deposits	16,278			2,152			2,624
Non-interest bearing liabilities	1,886			1,110			1,962

Total liabilities	659,116			522,447			437,339
Stockholders’ equity	61,762			43,999			39,467

Total liabilities and stockholders’ equity	$720,878			$566,446			$476,806

Net interest income		$16,234			$14,272			$15,087

Net interest rate spread (1)			1.84%			2.33%			3.03%
Net interest-earning assets (2)	$71,451			$37,513			$35,519

Net interest margin (3)			2.28%			2.56%			3.22%
Average of interest-earning assets to interest-bearing liabilities			111.15%			107.23%			108.21%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

          The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2007 vs. 2006			Years Ended December 31, 2006 vs. 2005

	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)

	Volume	Rate		Volume	Rate

	(In thousands)

Interest-earning assets:
Loans	$7,725	$1,817	$9,542	$5,179	$1,096	$6,275
Securities	1,180	299	1,479	23	110	133
Federal Home Loan Bank of New York stock	169	(5)	164	22	94	116
Interest-earning deposits	269	(36)	233	(30)	224	194

Total interest-earning assets	9,343	2,075	11,418	5,194	1,524	6,718

Interest-bearing liabilities:
NOW and money market accounts	1,795	1,773	3,568	(68)	1,090	1,022
Savings	(30)	121	91	(27)	93	66
Certificates of deposit	951	1,778	2,729	3,257	2,043	5,300

Total deposits	2,716	3,672	6,388	3,162	3,226	6,388
Reverse repurchase agreements	(415)	70	(345)	(11)	75	64
FHLB advances	3,061	352	3,413	535	546	1,081

Total interest-bearing liabilities	5,362	4,094	9,456	3,686	3,847	7,533

Change in net interest income	$3,981	$(2,019)	$1,962	$1,508	$(2,323)	$(815)

Management of Market Risk

          General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

          Our interest rate sensitivity is monitored through the use of a net interest income simulation model, which generates estimates of the change in our net interest income over a range of interest rate scenarios. The modeling assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current economic conditions.

          We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	actively market adjustable-rate residential mortgage loans;

(ii)

actively market commercial business loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher non-interest-bearing demand deposit accounts;

(iii)

lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of New York;

(iv)	invest in shorter- to medium-term securities;

(v)	use interest rate caps, as determined by the Asset/Liability Management Committee, to attempt to preserve net interest income in periods of rising short-term interest rates;

(vi)	originate high volumes of consumer loans, which have shorter terms, including direct and indirect automobile loans; and

(vii)	maintain high levels of capital.

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

          Net Portfolio Value of Beacon Federal. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 200 basis points has not been prepared. Recently, the assumptions were expanded to include an increase and decrease of 50 basis point scenarios. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

          The table below sets forth, as of December 31, 2007, the Office of Thrift Supervision’s calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase (Decrease) in NPV
Change in Interest Rates (basis points) (1)					Increase (Decrease) (basis points)
	Estimated NPV (2)			NPV Ratio (4)
		Amount	Percent

(Dollars in thousands)

+300	$45,313	$(40,212)	(47)%	5.42%	(412)
+200	59,715	(25,810)	(30)	6.98	(256)
+100	74,318	(11,207)	(13)	8.48	(106)
+50	80,257	(5,268)	(6)	9.05	(49)
—	85,525	—	—	9.54	—
-50	89,348	3,823	4	9.88	34
-100	92,601	7,076	8	10.14	60
-200	97,062	11,537	13	10.45	91

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

          The table above indicates that at December 31, 2007, in the event of a 200 basis point increase in interest rates, we would experience a 30% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience an 8% increase in net portfolio value.

          Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

          Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or decrease in market interest rates. As of December 31, 2007, using our internal interest rate risk model, we estimated that our net interest income for the year ending December 31, 2008 would decrease by 2.09% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 1.00% in the event of an instantaneous 200 basis point decrease in market interest rates.

Liquidity and Capital Resources

          Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 4.0% or greater. For the year ended December 31, 2007, our liquidity ratio averaged 15.11%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2007.

          We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

          Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $14.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $92.9 million at December 31, 2007. On that date, we had $226.8 million in advances outstanding, with the ability to borrow an additional $61.1 million.

          Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

          At December 31, 2007, we had $45.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $47.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2007 totaled $223.1 million, or 43.36% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

          Our primary investing activity is originating loans. During the year ended December 31, 2007, we originated $312.7 million of loans, and during the year ended December 31, 2006, we originated $208.5 million of loans. We purchased $91.5 million of securities during the year ended December 31, 2007, and we purchased $14.6 million of securities during the year ended December 31, 2006.

          Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $43.4 million for the year ended December 31, 2007 and a net increase in total deposits of $80.6 million for the year ended December 31, 2006. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

          Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds. Federal Home Loan Bank advances increased by $152.9 million for the year ended December 31, 2007, compared to an increase of $14.9 million for the year ended December 31, 2006. Federal Home Loan Bank advances have primarily been used to fund loan demand. At December 31, 2007, we had the ability to borrow up to $287.9 million from the Federal Home Loan Bank of New York.

          Beacon Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, Beacon Federal exceeded all regulatory capital requirements. Beacon Federal is considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”

          The net proceeds from the recent stock offering have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity ratio is adversely affected.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

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

          Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and certificates of deposit.

          The following table summarizes our significant fixed and determinable contractual obligations by payment date at December 31, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period

Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total

	(In thousands)

FHLB of New York advances	$37,600	$52,215	$120,000	$17,000	$226,815
Securities sold under agreement to repurchase	—	—	20,000	—	20,000
Operating leases	202	231	—	—	433
Certificates of deposit	223,107	39,409	642	—	263,158

Total	$260,909	$91,855	$140,642	$17,000	$510,406

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123(R)) “Share-Based Payment”. SFAS No. 123(R) requires all entities to recognize compensation expense equal to the fair value of share-based payments such as stock options granted to employees. SFAS No. 123(R) was adopted on October 1, 2007, the effective date of the stock conversion. The effect on future operations will depend on the level of future option grants, vesting period of such options and fair value of options granted at such future dates.

          In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public entities. The Company will follow the guidance provided by SAB 107 as part of its adoption of SFAS No. 123(R).

          In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109” (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The Company adopted the provisions of FIN 48, effective January 1, 2007. No adjustments were recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes. Tax years ending December 31, 2005 through December 31, 2007 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At December 31, 2007, there was no accrual for uncertain tax positions or related interest.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 was adopted as of January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

          In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” was ratified. This EITF addresses accounting for an arrangement which splits life insurance benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under this arrangement. The effects of applying this Issue must be recognized as either a change in accounting principle through a cumulative-effect adjustment to stockholders’ equity or through the retrospective application to all prior periods. The Issue is effective for fiscal years beginning after December 15, 2007. EITF Issue 06-4 was adopted as of January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

          In September 2006, the Emerging Issues Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” was ratified. This EITF requires the policyholder to consider any additional amounts included in the contractual terms of the policy and the contractual ability to surrender all of the individual-life policies at the same time in determining the amount that could be realized under the insurance contract. EITF Issue 06-5 was adopted as of January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items, which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 was adopted as of January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

          In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 was adopted as of January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51.” SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that an entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest or minority interest, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) (R), “Business Combinations.” SFAS No. 141 (R) improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding business combinations and its effects.

          SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is currently reviewing the applications of SFAS No. 160 and SFAS No. 141 (R). At December 31, 2007, the Company did not have a noncontrolling interest.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company is currently reviewing the applications of SFAS No. 161.

Impact of Inflation and Changing Prices

          Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          For information regarding market risk, see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Beacon Federal Bancorp, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheets of Beacon Federal Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Federal Bancorp, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Livingston, New Jersey
March 26, 2008

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in thousands)

	December 31,

	2007	2006

ASSETS
Cash and due from financial institutions	$5,448	$8,799
Federal funds sold	8,700	—

Cash and cash equivalents	14,148	8,799
Interest-bearing deposits in other financial institutions	1,636	2,135
Securities held to maturity (fair value of $29,032 and $36,874, respectively)	29,488	37,706
Securities available for sale	92,859	8,852
Loans held for sale	696	—
Loans, net of allowance for loan losses of $6,827 and $5,192, respectively	708,993	537,097
Federal Home Loan Bank of New York stock	11,117	4,091
Premises and equipment, net	3,502	3,717
Accrued interest receivable	3,439	2,233
Foreclosed and repossessed assets	319	952
Bank owned life insurance	10,002	—
Other assets	1,791	2,087

Total assets	$877,990	$607,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$514,488	$471,137
Federal Home Loan Bank advances	226,815	73,900
Securities sold under agreement to repurchase	20,000	15,227
Accrued interest payable and other liabilities	3,513	3,160

Total liabilities	764,816	563,424

Commitments and contingencies (notes 12 and 13)
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,396,431 shares issued and outstanding	74	—
Additional paid-in capital	72,080	—
Retained earnings-substantially restricted	46,673	44,254
Unearned Employee Stock Ownership Plan (ESOP) shares	(5,325)	—
Accumulated other comprehensive loss, net	(328)	(9)

Total stockholders’ equity	113,174	44,245

Total liabilities and stockholders’ equity	$877,990	$607,669

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	Years Ended December 31,

	2007		2006	2005

Interest and dividend income:
Loans, including fees	$38,912		$29,370	$23,095
Securities	3,678		2,199	2,066
FHLB stock	402		238	122
Federal funds sold and other	773		540	346

Total interest income	43,765		32,347	25,629

Interest expense:
Deposits	20,812		14,424	8,036
FHLB advances	6,310		2,897	1,816
Securities sold under agreement to repurchase	409		754	690

Total interest expense	27,531		18,075	10,542

Net interest income	16,234		14,272	15,087
Provision for loan losses	2,304		1,066	1,225

Net interest income after provision for loan losses	13,930		13,206	13,862

Noninterest income:
Service charges	2,564		2,344	2,429
Commission income	441		388	387
Gain (loss) on sale of loans	1		(4)	10
Gain on sale of securities available for sale	—		124	—
Gain on sale of premises and equipment	—		—	10
Other	287		202	327

Total noninterest income	3,293		3,054	3,163

Noninterest expense:
Salaries and employee benefits	7,201		7,467	5,350
Occupancy and equipment	1,209		1,038	1,159
Advertising and marketing	294		361	412
Telephone, delivery and postage	493		338	348
Supplies	400		416	340
Audit and examination	325		268	222
FDIC premium expense	439		54	55
Provision for loss on foreclosed assets	110		—	—
Impairment of premises and equipment	400		—	—
Impairment writedown on securities	201		—	—
Other	2,204		2,128	1,859

Total noninterest expense	13,276		12,070	9,745

Income before income taxes	3,947		4,190	7,280

Income tax expense	1,528		1,876	2,766

Net income	$2,419		$2,314	$4,514

Basic and diluted earnings per share	$0.10	(1)	NA	NA

NA Not applicable.

(1) For the period from the conversion date of October 1, 2007 to December 31, 2007.

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares		Accumulated Other Comprehensive Loss, Net		Total Stockholders’ Equity

Balance at January 1, 2005	$—	$—	$37,426	$		$		$37,426

Net income and comprehensive income	—	—	4,514		—		—	4,514

Balance at December 31, 2005	—	—	41,940		—		—	41,940

Change in unrealized gain, net of tax of $43	—	—	—		—		66	66

Reclass for gain on sale of securities included in income, net of tax of $49	—	—	—		—		(75)	(75)

Net income	—	—	2,314		—		—	2,314

Total comprehensive income								2,305

Balance at December 31, 2006	—	—	44,254		—		(9)	44,245

Change in unrealized loss, net of tax of $215	—	—	—		—		(319)	(319)

Net income	—	—	2,419		—		—	2,419

Total comprehensive income								2,100

Issuance of common stock, net of costs	74	72,055	—		(5,917)		—	66,212

Earned ESOP shares	—	25	—		592		—	617

Balance at December 31, 2007	$74	$72,080	$46,673		$(5,325)		$(328)	$113,174

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	Years Ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net income	$2,419	$2,314	$4,514
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	2,304	1,066	1,225
Loss on foreclosed assets	110	—	—
Impairment of premises and equipment	400	—	—
Impairment writedown on securities	201	—	—
Depreciation and amortization	436	440	614
ESOP expense	617	—	—
Amortization of net deferred loan costs	912	816	749
Net amortization of premiums and discounts on securities	12	116	274
Net loss (gain) on sale of loans	(1)	4	(10)
Originations of loans held for sale	(820)	(559)	(2,606)
Proceeds from loans held for sale	125	555	2,616
Increase in cash surrender value of BOLI	(2)	—	—
Gain on sale of available for sale securities	—	(124)	—
Net gain on sale of premises and equipment	—	—	(10)
Net change in:
Accrued interest receivable	(1,206)	(580)	(675)
Other assets	216	(457)	(901)
Accrued interest payable and other liabilities	662	1,216	369

Net cash provided by (used for) operating activities	6,385	4,807	6,159

Cash flows from investing activities:
Purchase of FHLB stock	(10,410)	(827)	(314)
Redemption of FHLB stock	3,384	—	—
Purchase of interest-bearing deposits	—	(2,050)	—
Maturities of interest-bearing deposits	499	—	6,292
Securities held to maturity:
Maturities, prepayments and calls	8,166	7,029	14,351
Purchases	—	(1,499)	(20,589)
Securities available for sale:
Maturities, prepayments and calls	6,797	33	—
Purchases	(91,513)	(13,120)	—
Proceeds from sale	—	4,330	—
Loan originations and payments, net	(174,589)	(90,609)	(78,787)
Proceeds from sale of premises and equipment	—	—	10
Purchase of premises and equipment	(621)	(271)	(25)
Purchase of bank owned life insurance	(10,000)	—	—

Net cash provided by (used for) investing activities	$(268,287)	$(96,984)	$(79,062)

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

Continued

	Years Ended December 31,

	2007	2006	2005

Cash flows from financing activities:
Net change in deposits	$43,351	$80,636	$59,437
Proceeds from FHLB advances	1,022,790	50,900	15,000
Repayment of FHLB advances	(869,875)	(36,000)	(12,000)
Proceeds from securities sold under agreement to repurchase	20,000	—	7,487
Repayments of securities sold under agreement to repurchase	(15,227)	(6,487)	—
Issuance of common stock, net of offering costs	66,212	—	—

Net cash provided by (used for) financing activities	267,251	89,049	69,924

Net change in cash and cash equivalents	5,349	(3,128)	(2,979)
Cash and cash equivalents at beginning of year	8,799	11,927	14,906

Cash and cash equivalents at end of year	$14,148	$8,799	$11,927

Supplemental cash flow information:
Interest paid	$26,651	$17,898	$10,443
Income taxes paid	1,332	2,508	3,501
Real estate and repossessions acquired in settlement of loans	465	951	141
Loans originated to finance the sale of foreclosed real estate	988	173	—

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Beacon Federal Bancorp, Inc. (Company); the Company’s wholly owned subsidiary, Beacon Federal (Bank or Beacon Federal); and the Bank’s wholly owned subsidiary, Beacon Comprehensive Services (BCS). The Company’s principal business is the business of the Bank. Inter-company transactions and balances are eliminated in consolidation.

The Bank provides financial services through its offices in New York, Massachusetts, Texas, and Tennessee. Its primary deposit products are checking, savings, money market and term certificate accounts, and its primary lending products are residential mortgage, commercial, and direct and indirect installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis. As a result, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment. The Bank’s subsidiary, BCS, sells insurance and investment products and provides tax-preparation services.

Reorganization: On January 22, 2004, the Bank, with the consent of its members, reorganized into Beacon Federal Financial Services, MHC, a mutual holding company (MHC); formed Beacon Federal Financial Services, Inc., a new holding company (Holding Company); and established Beacon Federal, a new savings bank. On December 11, 2006, members of the MHC approved a plan to dissolve the MHC and Holding Company and reorganize the Bank as a federal mutual savings association. On December 29, 2006, the Bank merged with Marcy Federal Credit Union (Marcy), which was accounted for as a pooling of interests (See Note 15).

On October 1, 2007, Beacon Federal completed their conversion from a mutual savings association to a capital stock corporation. A new holding company, Beacon Federal Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by the Company of 7,396,431 shares of common stock at $10 per share. Net proceeds of $66.2 million were raised in the stock offering, after deduction of estimated conversion costs of $1.8 million and excluding $5.9 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the ESOP), enabling it to finance 591,714 shares of common stock in the offering.

Voting rights will be held and exercised exclusively by the stockholders of the new holding company. Deposit account holders will continue to be insured by the FDIC. A liquidation account was established in the amount of $44.7 million, which represented the Bank’s total equity as of March 31, 2007, the latest balance sheet date in the final prospectus used in the conversion.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and writedown for other-than-temporary losses on securities are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements. Cash and cash equivalents include interest-bearing deposits in other financial institutions of $10,571 and $4,315 at December 31, 2007 and 2006, respectively.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and the unrealized gains and losses on securities available for sale (AFS), net of taxes, which is also recognized as a separate component of stockholders’ equity.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The Company does not purchase securities for trading purposes. Federal Home Loan Bank stock is carried at cost, which represents redemption value, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends received on such stock are reported as income. The Bank is a member of the Federal Home Loan Bank of New York. The required investment in the common stock is based upon a certain percentage of the Bank’s assets and advances.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the interest method based upon anticipated prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. The carrying amount and fair value of mortgage servicing rights were not significant at December 31, 2007 and 2006.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the value allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at the principal balance outstanding, net of net deferred loan costs and allowance for loan losses. Interest income is accrued daily on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience; the nature and volume of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The Bank is subject to periodic examination by regulatory agencies that may require the Bank to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Bank’s regulators will not require further increases to the allowances.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS

(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed assets also include properties for which the Bank has taken physical possession, even though formal foreclosure proceedings have not taken place.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 4 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Accrued Interest Receivable: Interest on securities and loans is accrued as earned. Accrued interest receivable as of December 31, 2007 and 2006 is summarized as follows:

	December 31,

	2007	2006

Securities	$730	$277
Loans	2,709	1,956

	$3,439	$2,233

Bank Owned Life Insurance (BOLI): Bank owned life insurance covers a select group of employees and the Bank is the beneficiary. Bank owned life insurance is carried at the cash surrender value. Net changes in the cash surrender value, including interest income, increases and decreases in value and policy expenses, are recognized as a component of non-interest income.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS

(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair values of the shares committed to be released during the period in accordance with the provisions of Statement of Position 93-6. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital.

Earnings Per Share: Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. Earnings per share for the period from the conversion date of October 1, 2007 to December 31, 2007 were based upon net income of $679,000 and weighted-average shares outstanding of 7,316,000 less ESOP shares not yet committed to be released of 566,000, or 6,750,000. Earnings per share are not applicable for periods prior to the conversion date of October 1, 2007.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS

(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements: The following paragraphs summarize recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123(R)) “Share-Based Payment”. SFAS No. 123(R) requires all entities to recognize compensation expense equal to the fair value of share-based payments such as stock options granted to employees. SFAS No. 123(R) was adopted on October 1, 2007, the effective date of the stock conversion. The effect on future operations will depend on the level of future option grants, vesting period of such options and fair value of options granted at such future dates.

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public entities. The Company will follow the guidance provided by SAB 107 as part of its adoption of SFAS No. 123(R).

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109” (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The Company adopted the provisions of FIN 48, effective January 1, 2007. No adjustments were recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes. Tax years ending December 31, 2005 through December 31, 2007 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At December 31, 2007, there was no accrual for uncertain tax positions or related interest.

In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” was ratified. This EITF addresses accounting for an arrangement which splits life insurance benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under this arrangement. The effects of applying this Issue must be recognized as either a change in accounting principle through a cumulative-effect adjustment to stockholders’ equity or through the retrospective application to all prior periods. The Issue is effective for fiscal years beginning after December 15, 2007. EITF Issue 06-4 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

In September 2006, the Emerging Issues Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” was ratified. This EITF requires the policyholder to consider any additional amounts included in the contractual terms of the policy and the contractual ability to surrender all of the individual-life policies at the same time in determining the amount that could be realized under the insurance contract. EITF Issue 06-5 was adopted January 1, 2007 and did not have a material impact on the Company’s financial position or results of operation.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items, which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supercedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51.” SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that an entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest or minority interest, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (R), “Business Combinations.” SFAS No. 141 (R) improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding business combinations and its effects.

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is currently reviewing the applications of SFAS No. 160 and SFAS No. 141 (R). At December 31, 2007, the Company did not have a noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company is currently reviewing the applications of SFAS No. 161.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 2 – SECURITIES

The amortized cost, unrealized gross gains and losses and fair values of securities were as follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity:
Debt securities:
Mortgage backed securities	$8,214	$14	$(137)	$8,091
Collateralized mortgage obligations	21,274	31	(364)	20,941

Total	$29,488	$45	$(501)	$29,032

Available for sale:
Debt securities:
Treasuries	$150	$1	$—	$151
Agencies	16,000	81	—	16,081
Pooled trust preferred securities	14,523	1	—	14,524
Mortgage backed securities	9,715	110	—	9,825
Collateralized mortgage obligations	47,370	296	(1,173)	46,493

	87,758	489	(1,173)	87,074

Equity securities:
FNMA preferred stock	3,775	45	—	3,820
FHLMC preferred stock	1,875	90	—	1,965

	5,650	135	—	5,785

Total	$93,408	$624	$(1,173)	$92,859

In the fourth quarter of 2007, the Bank determined that unrealized losses on FNMA perpetual preferred stock, Series P were other-than-temporary in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Securities.” The Bank’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuer, and the ability to recover its initial cost basis within a reasonable period of time. Based on these factors, the Bank concluded that the unrealized losses were other-than-temporary and recorded an impairment charge of $201. At December 31, 2007, the cost basis on the FNMA perpetual preferred stock, Series P was $2,275.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS

(Dollars in thousands)

NOTE 2 – SECURITIES (Continued)

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity:
Agencies	1,829	—	(20)	1,809
Mortgage backed securities	10,118	7	(327)	9,798
Collateralized mortgage obligations	25,759	15	(507)	25,267

Total	$37,706	$22	$(854)	$36,874

Available for sale:
Mortgage backed securities	$3	$—	$—	$3
Collateralized mortgage obligations	8,864	12	(27)	8,849

Total	$8,867	$12	$(27)	$8,852

Maturities of debt securities at December 31, 2007 are summarized as follows:

	Held to Maturity		Available for Sale

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$—	$—	$150	$151
Due after one through five years	—	—	13,000	13,073
Due after five through ten years	—	—	3,000	3,008
Due after ten years	—	—	14,523	14,524

	—	—	30,673	30,756
Mortgage backed securities	8,214	8,091	9,715	9,825
Collateralized mortgage obligations	21,274	20,941	47,370	46,493

	$29,488	$29,032	$87,758	$87,074

Securities with a carrying amount of $22,698, and $13,958 at December 31, 2007 and 2006, respectively, were pledged to secure securities sold under agreement to repurchase.

Proceeds from sales of securities available for sale and gross realized gains and losses on such sales were $4,330, $124 and $0, respectively, for 2006. There were no gross realized gains or losses for December 31, 2007 and 2005.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS

(Dollars in thousands)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2007	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Mortgage-backed securities	$5,900	$(104)	$1,012	$(33)	$6,912	$(137)
Collateralized mortgage obligations	13,521	(18)	24,003	(1,519)	37,524	(1,537)

	$19,421	$(122)	$25,015	$(1,552)	$44,436	$(1,674)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2006	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Agencies	$—	$—	$1,809	$(20)	$1,809	$(20)
Mortgage-backed securities	—	—	9,486	(327)	9,486	(327)
Collateralized mortgage obligations	3,931	(27)	23,750	(507)	27,681	(534)

	$3,931	$(27)	$35,045	$(854)	$38,976	$(881)

For all of the above securities, the unrealized losses are primarily due to changes in market interest rates and not a perceived deterioration of the credit quality of the issuers resulting from the sub-prime mortgage market fallout and, as such, are considered to be temporary by the Bank. In addition, management of the Bank has the intent and ability to hold these securities for the foreseeable future and believes that the fair value of these securities will recover in the future.

Mortgage backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC. CMOs consist of primarily privately issued CMOs, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Privately issued CMOs have primarily a AAA credit rating.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS

(Dollars in thousands)

NOTE 3 - LOANS, Net

Loans, net are summarized as follows:

	December 31,

	2007	2006

Real estate:
Residential, 1-4 family	$212,812	$120,615
Multi-family	19,442	14,187
Commercial	76,697	61,526
Construction	8,690	5,286
Consumer - secured	110,367	83,069
Consumer - unsecured	9,625	10,243
Home equity loans	203,576	194,088
Commercial business loans	70,181	51,017

	711,390	540,031
Net deferred loan costs	4,430	2,258
Allowance for loan losses	(6,827)	(5,192)

	$708,993	$537,097

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,

	2007	2006	2005

Beginning balance	$5,192	$4,437	$3,454
Provision for loan losses	2,304	1,066	1,225
Loans charged off	(972)	(1,003)	(686)
Recoveries	303	692	444

Ending balance	$6,827	$5,192	$4,437

There were two loans to one borrower impaired under SFAS No. 114 of $222 at December 31, 2007. There were no impaired loans under SFAS No. 114 during the years ended or at December 31, 2006 and 2005.

The allowance for losses on the impaired loans was $111 at December 31, 2007. The average balance of the impaired loans for the year ended December 31, 2007 and interest income recognized during the period that the loan was impaired was $56 and $18, respectively.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 3 - LOANS, Net (Continued)

Following is a summary of nonperforming loans:

	December 31,

	2007	2006

Nonaccrual loans	$136	$—
Loans past due over 90 days still on accrual	735	4
Impaired loans	222	—

Total nonperforming loans	$1,093	$4

Nonperforming loans generally include smaller balance homogeneous loans that are collectively evaluated for impairment.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at December 31, 2007, 2006 and 2005 were $4,507, $4,782, and $4,598.

NOTE 4 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net of accumulated depreciation are summarized as follows:

	December 31,

	2007	2006

Land	$744	$874
Buildings and improvements	3,746	3,902
Furniture, fixtures and equipment	3,969	3,591

	8,459	8,367
Accumulated depreciation	(4,957)	(4,650)

	$3,502	$3,717

Depreciation expense was $436, $440, and $614 for the years ended December 31, 2007, 2006 and 2005, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Bank recognized an impairment loss of $400 as a result of a decline in the fair value of certain Bank properties sold and equipment abandoned during 2007.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 4 – PREMISES AND EQUIPMENT, NET (Continued)

The Bank leases two branch properties and some equipment, which agreements expire on January 31, 2010 and July 14, 2010, respectively. Currently, the lease agreements do not contain any options to extend the lease term. Rent expense was $172, $95 and $96 for the years ended December 31, 2007, 2006 and 2005, respectively. Rent commitments under non-cancelable operating leases were as follows:

December 31, 2007

First year	$202
Second year	202
Third year	29
Fourth year	—
Fifth year	—
Thereafter	—

$433

NOTE 5 – FORECLOSED AND REPOSSESSED ASSETS

Foreclosed and repossessed assets were as follows:

	December 31,

	2007	2006

Foreclosed and repossessed assets	$319	$952

During 2007, one property secured by an apartment complex was written down by $110, which was included in non-interest expense. There was no activity in the allowance for losses for any other years covered by the consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 6 – DEPOSITS

Deposits are summarized as follows:

	December 31,

Description and interest rate	2007	2006

Non-interest bearing checking	$24,611	$3,638
Interest-bearing checking accounts	38,472	55,951
Savings accounts	59,989	67,160
Money market accounts	128,258	73,792

Total transaction accounts	251,330	200,541

Certificates:
Less than 2.00%	—	222
2.00 - 2.99%	66	664
3.00 - 3.99%	20,529	35,005
4.00 - 4.99%	85,382	59,788
5.00 - 5.99%	157,181	174,917

Total certificates	263,158	270,596

Total deposits	$514,488	$471,137

At December 31, 2007 and 2006, brokered deposits were $42,743 and $40,470, respectively. Brokered deposits represent an alternative source of funds and generally have a higher interest rate than local, retail deposits. Brokered deposits are highly susceptible to withdrawal if rates are not competitive.

Time deposits of $100 or more at December 31, 2007 and 2006 were $67,138 and $69,754, respectively. Generally, deposits in excess of $100 are not Federally insured.

Scheduled maturities of time deposits for the next five years and thereafter were as follows:

December 31, 2007

First year	$223,107
Second year	33,947
Third year	5,462
Fourth year	294
Fifth year	348
Thereafter	—

$263,158

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 6 – DEPOSITS (Continued)

Interest expense on deposits was as follows:

	Years Ended December 31,

	2007	2006	2005

Checking and money market accounts	$6,516	$2,948	$1,926
Savings accounts	536	445	379
Certificates	13,760	11,031	5,731

	$20,812	$14,424	$8,036

NOTE 7- FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Fixed-rate advances from FHLB of New York payable at their maturity dates are summarized as follows:

	Weighted-Average Interest Rate December 31, 2007	December 31,

Maturity		2007	2006

Within one year	5.17%	$37,600	$22,300
Second year	4.72%	27,546	37,600
Third year	4.49%	24,669	10,000
Fourth year	—	—	2,000
Fifth year	4.56%	120,000	—
Thereafter	3.87%	17,000	2,000

		$226,815	$73,900

Weighted-average rate		4.62%	4.97%

At December 31, 2007, interest rates on advances ranged from 3.39% to 5.82%. At December 31, 2007, the advances were collateralized by first mortgage loans under a blanket lien arrangement and securities of $213,620 and $74,385, respectively. At December 31, 2006, the advances were collateralized by first mortgage loans under a blanket lien arrangement of $148,429. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank is eligible to borrow up to an additional $61,071 and $80,711 at December 31, 2007 and 2006, respectively.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands)

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE (Continued)

Securities sold under agreement to repurchase were as follows:

		December 31,

Maturity	Interest Rate	2007	2006

May 21, 2007	3.63%	$—	$5,100
May 25, 2007	3.63%	—	5,127
August 23, 2007	4.33%	—	5,000
November 1, 2012	4.35%	20,000	—

		$20,000	$15,227

Fair value of pledged securities		$23,026	$13,958

Average balance of borrowings		$9,659	$19,331

Maximum balance at any month end		$20,000	$21,714

Average rate for year		4.23%	3.90%

NOTE 8 – BENEFIT PLANS

401 (K) Plan: Participants are permitted to make elective deferrals to a maximum of 75% of their compensation, not to exceed $15. The Bank shall contribute to each eligible participant’s account an amount equal to 60% of the participant’s elective deferrals up to a maximum of 6% of compensation. The Bank shall have the right to make a discretionary contribution. Participants are fully vested after five years of service. Expense for the years ended December 31, 2007, 2006 and 2005 was $160, $458 and $379, respectively.

Employee Stock Ownership Plan (ESOP): In conjunction with the stock offering, $5.9 million was loaned by the Company to a trust for the ESOP, enabling it to finance 591,714 shares of common stock. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.

Participating employees are those which complete at least 1000 hours of service during the plan year, which begins January 1. Participant benefits become 20% vested after one year of service, and 20% for each additional year of service until benefits are 100% vested after 5 years of service. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service, less dividends on unallocated ESOP shares used to repay the ESOP loan. Dividends on allocated ESOP shares are paid to participants of the ESOP and charged to retained earnings. The ESOP shares are pledged as collateral on the ESOP loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. ESOP expense for 2007 was $617. There was no ESOP expense for the years ended December 31, 2006 or 2005.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 8 – BENEFIT PLANS (Continued)

The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2007 were 0, 59,171 and 532,543, respectively. There were no ESOP shares at December 31, 2006. The fair value of unreleased ESOP shares at December 31, 2007 was $5,325.

Deferred Compensation: As a result of the Marcy Federal Credit Union merger, the Bank assumed liabilities under a deferred compensation agreement and severance agreement for Marcy’s CEO in the amount of $500 and $277, respectively. These amounts were expensed during 2006.

NOTE 9 - INCOME TAXES

The Bank computes its tax bad debt deduction using the specific charge-off method. As a result of the Bank’s assets exceeding $500 million, the tax bad debt reserve is being amortized into taxable income over a four-year period, beginning in 2006. The tax bad debt reserve at December 31, 2007 and 2006 was approximately $.9 million and $1.2 million, respectively.

Income tax expense was as follows:

	Years Ended December 31,

	2007	2006	2005

Current:
Federal	$1,231	$1,877	$2,805
State	132	310	520

	1,363	2,187	3,325

Deferred:
Federal	99	(255)	(459)
State	66	(56)	(100)

	165	(311)	(559)

Total income taxes	$1,528	$1,876	$2,766

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 9 - INCOME TAXES (Continued)

The provision for income taxes differs from the Federal statutory corporate tax rate as follows:

	Years Ended December 31,

	2007	2006	2005

Federal statutory rate of 34% times financial statement income	$1,342	$1,425	$2,475
Effect of:
Income from Credit Union	—	70	8
Nondeductible merger expenses	—	37	—
Nondeductible compensation	—	170	—
Impairment write-down on securities	68	—	—
State taxes, net of federal benefit	131	168	277
Other, net	(13)	6	6

	$1,528	$1,876	$2,766

Effective tax rate	38.7%	44.8%	38.0%

The components of the net deferred tax assets included in other assets are summarized as follows:

	December 31,

	2007	2006

Deferred tax assets:
Allowance for loan losses	$2,240	$1,512
Unrealized loss on securities available for sale	221	6
Deferred compensation	52	108
Accumulated depreciation	4	54
Other	13	—

	2,530	1,680

Deferred tax liabilities- net deferred loan costs	1,680	880

Net deferred tax assets	$850	$800

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates were as follows:

	December 31,

	2007	2006

Balance, beginning of year	$856	828
Additions	61	147
Repayments	(238)	(119)

Balance, end of year	$679	856

Deposits from principal officers, directors and their affiliates at December 31, 2007 and 2006 were $304 and $599, respectively.

NOTE 11 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. At December 31, 2007 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2007 and 2006, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 11 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Actual and required capital amounts and ratios for the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Equity	$77,000
Unrealized loss on AFS securities	328

Tier 1 (Core) Capital and Tangible Capital	77,328	8.79%	$13,189	1.50%
General valuation allowance	6,827
Deduction for low-level recourse	(119)

Total Capital to risk-weighted assets	$84,036	13.88%	$48,439	8.00%	$60,549	10.00%

Tier 1 (Core) Capital to risk-weighted assets	$77,209	12.75%	$24,220	4.00%	$36,329	6.00%

Tier 1 (Core) Capital to adjusted total assets	$77,328	8.79%	$35,170	4.00%	$43,963	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Equity	$44,245
Unrealized loss on AFS securities	9

Tier 1 (Core) Capital and Tangible Capital	44,254	7.29%	$9,110	1.50%
General valuation allowance	5,192
Deduction for low-level recourse	(96)

Total Capital to risk-weighted assets	$49,350	11.74%	$33,624	8.00%	$42,030	10.00%

Tier 1 (Core) Capital to risk-weighted assets	$44,158	10.51%	$16,812	4.00%	$25,218	6.00%

Tier 1 (Core) Capital to adjusted total assets	$44,254	7.29%	$24,293	4.00%	$30,366	5.00%

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 11 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The Qualified Thrift Lender test requires that at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the Bank must convert to a commercial bank charter. Management believes that this test is met.

NOTE 12 - OFF-BALANCE-SHEET ARRANGEMENTS AND DERIVATIVES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used and commitments are generally made for 180 days or less. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Standby letters of credit are unconditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. The guarantees in general extend for a term of up to one year and are fully collateralized by general corporate assets.

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	December 31, 2007		December 31, 2006

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to make loans	$24,470	21,067	11,012	4,894
Unused lines of credit and letters of credit	$4,459	42,874	8,716	34,229
Range of fixed-rate commitments	4.49%-15.00%	—	5.625%-9.50%	—

The following instruments are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value. The contract amount and fair value of these instruments was as follows:

	December 31, 2007		December 31, 2006

	Contract Amount	Fair Value	Contract Amount	Fair Value

Standby letters of credit	$736	$—	$729	$—
Limited recourse obligations related to loans sold	$119	$—	$96	$—

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 12 - OFF-BALANCE-SHEET ARRANGEMENTS AND DERIVATIVES (Continued)

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse. The Bank has agreements to sell residential loans up to $41 million to the FHLB of New York. Approximately $5.7 million has been sold through December 31, 2007. Under the agreement, the Bank has a maximum credit enhancement of $119 at December 31, 2007. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

The Bank purchased a 2 year, $30 million notional value interest rate cap in February 2007, to limit potential exposure to rising interest rates. The cost of the transaction was $37. The counter-party in the transaction, an approved broker dealer, will pay the Bank when the one-month LIBOR rate is above the cap rate of 5.75%.

For fully effective hedges, the changes in the fair value of the interest rate cap will exactly offset the gain or loss on the hedged item. For ineffective hedges, differences resulting from changes in cash flows of the hedged item and changes in the fair value of the interest rate cap are recognized as other fee income. For derivatives not designated as a hedge, gains and losses related to the change in fair value are recognized currently in earnings. Management of the Bank has determined that the interest rate cap does not qualify as part of a hedging relationship. The carrying amount of the interest rate cap was $20 at December 31, 2007. The agreement expires in February 2009.

NOTE 13 – CONTINGENCIES

At December 31, 2007 and 2006 there were no known pending litigation or other claims that management believes will be material to the Company’s financial position or results of operations.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2007		December 31, 2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$14,148	$14,148	$8,799	$8,799
Interest-bearing deposits	1,636	1,636	2,135	2,135
Securities held to maturity	29,488	29,032	37,706	36,874
Securities available for sale	92,859	92,859	8,852	8,852
Loans held for sale	696	696	—	—
Loans, net	708,993	711,102	537,097	529,319
FHLB stock	11,117	11,117	4,091	4,091
Accrued interest receivable	3,439	3,439	2,233	2,233

Financial liabilities:
Deposits	514,488	515,718	471,137	464,717
Federal Home Loan Bank advances	226,815	230,465	73,900	73,562
Securities sold under agreement to repurchase	20,000	20,211	15,227	15,151
Accrued interest payable	$1,701	$1,701	$821	$821

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 15 - CREDIT UNION MERGER

On December 29, 2006, the Bank completed a merger with Marcy Federal Credit Union. The transaction was accounted for as a pooling of interests and prior financial statements were restated. As of the date of the merger, Marcy had assets of approximately $22.9 million (including $3.5 million of cash and cash equivalents and other interest-earning deposits in other financial institutions, $1.8 million of securities, $1.4 million of premises and equipment and $15.5 million of net loans) and assumed liabilities of approximately $19.7 million (primarily members’ deposits). Members’ equity was approximately $3.2 million.

The results of operations for the separate companies have been presented below:

Year Ended December 31, 2006	Beacon Federal	Marcy Federal Credit Union	Combined

Net interest income	$13,438	$834	$14,272
Provision for loan losses	904	162	1,066
Noninterest income	2,906	148	3,054
Noninterest expense	10,267	1,803	12,070
Income tax expense	1,876	—	1,876
Net income (loss)	$3,297	$(983)	$2,314

Year Ended December 31, 2005	Beacon Federal	Marcy Federal Credit Union	Combined

Net interest income	$14,271	$816	15,087
Net income	$4,490	$24	4,514

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 16 – PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheet, statement of income and statement of cash flows for Beacon Federal Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

BALANCE SHEET
December 31, 2007

(Dollars in thousands)

ASSETS

Cash and cash equivalents	$31,211
Investment in Bank	77,000
ESOP note receivable	5,035

Total assets	$113,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$72

Common stock	74
Additional paid-in capital	72,080
Retained earnings-substantially restricted	46,673
Unearned ESOP shares	(5,325)
Accumulated other comprehensive loss, net	(328)

Total stockholders’ equity	113,174

Total liabilities and stockholders’ equity	$113,246

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 16 – PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

Period from October 1 through December 31, 2007

(Dollars in thousands)

Interest and dividend income:
Interest income on ESOP note receivable	$114
Interest income-other	76

Total interest and dividend income	190
Noninterest expense	8

Income before income taxes and equity in undistributed income of Bank	182
Income taxes	73

Net income before equity in undistributed income of Bank	109
Equity in undistributed income of Bank	2,310

Net income	$2,419

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 16 – PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

Period from October 1 through December 31, 2007

(Dollars in thousands)

Cash flows from operating activities:
Net income	$2,419
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of Bank	(2,310)
ESOP expense	617
Increase in other liabilities	72

Net cash provided by (used for) operating activities	798

Cash flows from investing activities:
Capital contribution to Bank	(30,764)
Loan to ESOP to finance shares	(5,917)
Repayment of ESOP loan	882

Net cash provided by (used for) investing activities	(35,799)

Cash flows from financing activities-issuance of common stock, net of costs	66,212

Net increase in cash and cash equivalents	31,211
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$31,211

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

          (a)     Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings, because of the material weaknesses described below.

          A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

          As of December 31, 2007, the Company did not properly apply U.S. generally accepted accounting principles regarding a certain transaction. Specifically, this transaction related to an accrual for a Federal Home Loan Bank of New York dividend that had not yet been declared. This transaction was identified after discussion with the Company’s independent registered public accounting firm and was corrected in this Annual Report on Form 10-K after the release of the Company’s earnings for the fourth quarter and year ended December 31, 2007.

          (b)     Management’s Report on Internal Control over Financial Reporting

          This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

          (c)     Changes in internal control.

          There were no changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

          The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the “Compensation Committee” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference to the “Transactions with Certain Related Persons” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is incorporated by reference to “Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a)(1) Financial Statements

          The following documents are filed as item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2007 and 2006

(C)	Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

(D)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

(F)	Notes to Consolidated Financial Statements.

          (a)(2) Financial Statement Schedules

None.

(b)	Not applicable

(c)	Not applicable

          (a)(3) Exhibits

3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc.*

3.2	Bylaws of Beacon Federal Bancorp, Inc.*

4	Form of Common Stock Certificate of Beacon Federal Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Form of Employment Agreement for Chief Executive Officer*

10.3	Form of Employment Agreement for Chief Financial Officer*

10.4	Form of Employment Agreement for Executive Officers*

10.5	Form of Change in Control Agreement*

10.6	Beacon Federal Excess Benefit Plan*

10.7	Beacon Federal Annual Cash Incentive Plan*

10.8	Supplemental Executive Retirement Plan**

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File no. 333-143522), originally filed with the Securities and Exchange Commission on June 5, 2007.

**	Incorporated by reference to the Current Report on Form 8-K of Beacon Federal Bancorp, Inc. filed with the Securities and Exchange Commission on December 28, 2007.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON FEDERAL BANCORP, INC.

Date:	March 26, 2008	By:	/s/ Ross J. Prossner

Ross J. Prossner Chief Executive Officer, President and Director (Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ross J. Prossner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2008

Ross J. Prossner

/s/ James D. Lapsley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2008

James D. Lapsley

/s/ Timothy P. Ahern	Chairman of the Board	March 26, 2008

Timothy P. Ahern

/s/ John W. Altmeyer	Director	March 18, 2008

John W. Altmeyer

/s/ Robert Berger	Director and Vice Chairman of the Board	March 26, 2008

Robert Berger

/s/ Edward H. Butler	Director	March 26, 2008

Edward H. Butler
March 26, 2008
/s/ Thomas Driscoll	Director

Thomas Driscoll

/s/ David R. Hill	Director	March 26, 2008

David R. Hill