Form 10-Q
period 2008-03-31
Beacon Federal Bancorp, Inc.
filed 2008-05-08
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________	Commission file number 000-52826

BEACON FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-0706826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5000 Brittonfield Parkway, East Syracuse, New York	13057
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code (315) 433-0111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer “, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 8, 2008
Common Stock, par value $0.01 per share	7,396,431

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION - ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
ASSETS	2008	2007
	(Unaudited)
Cash and due from financial institutions	$7,199	$5,448
Federal funds sold	12,100	8,700
Cash and cash equivalents	19,299	14,148
Interest-bearing deposits in other financial institutions	636	1,636
Securities held to maturity (fair value of $27,474 and $29,032, respectively)	27,951	29,488
Securities available for sale	141,523	92,859
Loans held for sale	354	696
Loans, net of allowance for loan losses of $7,537 and $6,827, respectively	721,767	708,993
Federal Home Loan Bank stock of New York	12,477	11,117
Premises and equipment, net	3,629	3,502
Accrued interest receivable	3,685	3,439
Foreclosed and repossessed assets	291	319
Bank-owned life insurance	10,120	10,002
Other assets	2,736	1,791
Total assets	$944,468	$877,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$540,269	$514,488
Federal Home Loan Bank advances	249,007	226,815
Securities sold under agreement to repurchase	40,000	20,000
Accrued interest payable and other liabilities	3,239	3,513
Total liabilities	832,515	764,816
Commitments and contingencies
Preferred stock, $.01 par value, 50,000,000 shares authorized;
none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares
authorized; 7,396,431 shares issued and outstanding	74	74
Additional paid-in capital	72,087	72,080
Retained earnings-substantially restricted	47,637	46,673
Unearned Employee Stock Ownership Plan (ESOP) shares	(5,178)	(5,325)
Accumulated other comprehensive loss, net	(2,667)	(328)
Total stockholders' equity	111,953	113,174
Total liabilities and stockholders' equity	$944,468	$877,990

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income:	(Unaudited)
Loans, including fees	$11,310		$8,432
Securities	1,933		532
FHLB stock	163		26
Federal funds sold and other	230		107
Total interest income	13,636		9,097
Interest expense:
Deposits	4,991		4,826
FHLB advances	2,783		854
Securities sold under agreement to repurchase	287		146
Total interest expense	8,061		5,826
Net interest income	5,575		3,271
Provision for loan losses	900		193
Net interest income after provision
for loan losses	4,675		3,078
Noninterest income:
Service charges	666		570
Commission and fee income	146		138
Change in cash surrender value of BOLI	118		-
Gain on sale of loans	38		-
Gain on sale of securities available for sale	129		-
Other	73		44
Total noninterest income	1,170		752
Noninterest expense:
Salaries and employee benefits	2,062		1,689
Occupancy and equipment	325		294
Advertising and marketing	125		98
Telephone, delivery and postage	198		133
Supplies	59		150
Audit and examination	165		70
FDIC premium expense	91		14
Provision for loss on foreclosed assets	-		110
Impairment writedown on securities	528		-
Other	682		548
Total noninterest expense	4,235		3,106
Income before income taxes	1,610		724
Income tax expense	646		280
Net income	$964		$444
Basic and diluted earnings per share	$0.14	$	N/A

N/A Not applicable.

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Net income	$964	$444
Other comprehensive income:
Unrealized gains (losses) on securities
arising during the period, net of tax	(2,340)	19
Comprehensive income (loss)	$(1,376)	$463

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:	(Unaudited)
Net income	$964	$444
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Provision for loan losses	900	193
Provision for loss on foreclosed assets	-	110
Depreciation and amortization	117	100
ESOP expense	154	-
Amortization of net deferred loan costs	289	185
Net amortization of premiums and discounts on securities	3	19
Gain on sale of loans	(38)	-
Gain on sale of securities available for sale	(129)	-
Impairment writedown on securities	528	-
Originations of loans held for sale	(4,857)	-
Proceeds from loans held for sale	5,237	-
Increase in cash surrender value of BOLI	(118)	-
Net change in:
Accrued interest receivable	(246)	49
Other assets	614	671
Accrued interest payable and other liabilities	(274)	(1,194)
Net cash provided by operating activities	3,144	577
Cash flows from investing activities:
Purchase of FHLB stock	(1,364)	(1,017)
Redemption of FHLB stock	4	1,301
Maturities of interest-bearing deposits	1,000	300
Securities held to maturity:
Maturities, prepayments and calls	1,521	883
Securities available for sale:
Purchases	(59,181)	-
Proceeds from maturity or call	6,104	-
Proceeds from sale	129	-
Loan originations and payments, net	(13,972)	(20,492)
Purchase of premises and equipment	(244)	(295)
Proceeds from (additions to) foreclosed and repossessed assets	37	(2)
Net cash used for investing activities	$(65,966)	$(19,322)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Continued

	Three Months Ended
	March 31,
	2008	2007
Cash flows from financing activities:	(Unaudited)
Net change in deposits	$25,781	$48,430
Proceeds from FHLB advances	27,192	153,200
Repayment of FHLB advances	(5,000)	(159,500)
Proceeds from securities sold under agreement to repurchase	20,000	-
Net cash provided by financing activities	67,973	42,130
Net change in cash and cash equivalents	5,151	23,385
Cash and cash equivalents at beginning of period	14,148	8,799
Cash and cash equivalents at end of period	$19,299	$32,184
Supplemental cash flow information:
Interest paid	$7,934	$5,308
Income taxes paid	96	31
Real estate and repossessions acquired in settlement of loans	$140	$-
Loans originated to finance the sale of foreclosed real estate	$131	$-

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

NOTE 2 – STOCK CONVERSION

On October 1, 2007, Beacon Federal completed its conversion from a mutual savings association to a capital stock savings association.  A new holding company, Beacon Federal Bancorp, Inc., was established as part of the conversion.  The public offering was consummated through the sale and issuance by Beacon Federal Bancorp, Inc. of 7,396,431 shares of common stock at $10 per share.  Net proceeds of $66.2 million were raised in the stock offering, after deduction of estimated conversion costs of $2.0 million and excluding $5.9 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling the ESOP to purchase 591,714 shares of common stock in the offering for the benefit of the Bank’s employees.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.

Beacon Federal Bancorp, Inc.’s common stock is traded on the NASDAQ Global Market under the symbol “BFED.”

Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders continue to be insured by the FDIC.  A liquidation account was established in the amount of $44.7 million, which represented the Bank’s total equity as of March 31, 2007, the latest balance sheet date in the final prospectus used in the conversion.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.  Any repurchase of the new holding company’s common stock will be conducted in accordance with applicable laws and regulations.

BEACON FEDERAL BANCORP, INC.

NOTE 3 – EARNINGS PER SHARE

Earnings per share are based upon the weighted-average shares outstanding.  ESOP shares, which have been committed to be released, are considered outstanding.  Earnings per share for the three months ended March 31, 2008 were based upon net income of $964 and weighted-average shares outstanding of 7,396,000 less ESOP shares not yet committed to be released of 525,000, or 6,871,000.  Earnings per share are not applicable for periods prior to the conversion date of October 1, 2007.

NOTE 4 – UNREALIZED LOSSES ON SECURITIES

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2008	Value	loss	Value	loss	Value	loss

Pooled trust preferred
securities	$12,832	$(1,647)	$-	$-	$12,832	$(1,647)
Mortgage-backed securities	26,008	(120)	3,473	(56)	29,481	(176)
Collateralized mortgage
obligations	32,664	(2,455)	13,161	(1,640)	45,825	(4,095)
FNMA preferred stock	1,935	(98)	-	-	1,935	(98)
FHLMC preferred stock	1,851	(24)	-	-	1,851	(24)
	$75,290	$(4,344)	$16,634	$(1,696)	$91,924	$(6,040)

For all of the above securities, the unrealized losses are primarily due to changes in market interest rates and not credit quality of the issuers and, as such, are considered to be temporary by the Company  In addition, management of the Company has the intent and ability to hold these securities until market recovery or maturity and believes that the fair value of these securities will recover in the future.

NOTE 5 – IMPAIRMENT WRITEDOWN ON SECURITIES

In the first quarter of 2008, the Bank determined that an impairment write-down was required on FNMA perpetual preferred  stock, Series P in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Securities.”  The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuer, and the ability to recover its initial cost basis within a reasonable period of time.  Based on these factors, the Company recorded an impairment charge of $528.  At March 31, 2008, the cost basis on the FNMA perpetual preferred stock, Series P was $1,747.

BEACON FEDERAL BANCORP, INC.

NOTE 6 – FAIR VALUE MEASUREMENTS

General.  Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, until January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs in which little, if any, market activity exits, requiring entities to develop their own assumptions and data.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in market areas that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Valuation Techniques.  Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs.  For equity securities, the Company obtains fair values for its FNMA preferred stock and FHLMC preferred stock using quoted prices in the New York Stock Exchange market.

For U.S. Treasuries, the Company obtains fair values using quoted prices in the U.S. Treasury market.  For other debt securities, the Company obtains fair value measurements from an independent pricing service.  Other debt securities include agencies, pooled trust preferred securities, mortgage-backed securities and collateralized mortgage obligations.  The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.

The Company estimates fair values on mortgage servicing rights using Level 2 inputs, which include discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

The interest rate cap is carried at fair value utilizing Level 2 inputs.  The Company obtains fair value measurements from an outside party, which uses expected cash flows over the life of the trade.  Expected cash flows are determined by evaluating transactions with a pricing model using a specific market environment.

BEACON FEDERAL BANCORP, INC.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis.  A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, utilizing Level 2 inputs as determined based on expected proceeds from outstanding commitments from investors.

Assets Measured at Fair Value on a Recurring Basis.  The following table summarizes financial assets measured at fair value on a recurring basis at March 31, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
Treasuries	$151	$-	$-	$151
Agencies	-	21,108	-	21,108
Pooled trust preferred securities	-	13,617	-	13,617
Mortgage-backed securities	-	45,334	-	45,334
Collateralized mortgage obligations	-	55,296	-	55,296
Equity securities:
FNMA preferred stock	4,166	-	-	4,166
FHLMC preferred stock	1,851	-	-	1,851
	$6,168	$135,355	$-	$141,523

Mortgage servicing rights	$-	$52	$-	$52

Derivative-interest rate cap	$-	$15	$-	$15

Assets Measured at Fair Value on a Non-Recurring Basis.  Assets measured at fair value on a non-recurring basis at March 31, 2008 include impaired loans of $222, utilizing level 3 inputs and loans held for sale of $354, utilizing level 2 inputs.  The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $111 at March 31, 2008.  There was no provision for losses on these loans during the three months ended March 31, 2008.

BEACON FEDERAL BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations at March 31, 2008 and for the three months ended March 31, 2008 and 2007 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additionally, other risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”), which is available through the SEC’s website at www.sec.gov.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

General.  Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense we pay on our deposits and borrowings. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains on sales of loans and other miscellaneous income.  Our noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, marketing, general administrative expenses and income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

Operating Results.  Net income increased to $964,000 for the three months ended March 31, 2008 from $444,000 for the three months ended March 31, 2007.  The increase in net income reflected an increase in net interest income and non-interest income, partially offset by higher non-interest expense, an increased provision for loan losses, and higher income taxes.

BEACON FEDERAL BANCORP, INC.

Financial Condition.  Total assets increased $66.5 million to $944.5 million at March 31, 2008 from $878.0 million at December 31, 2007.  The increase was primarily the result of a $12.8 million increase in net loans, a $47.1 million increase in securities, a $1.4 million increase in FHLB of New York stock and a $5.2 million increase in cash and cash equivalents, funded by a $25.8 million increase in deposits, a $42.2 million increase in borrowings.  Stockholders’ equity decreased $1.2 million due primarily to an increase in the accumulated other comprehensive loss, net of taxes of $2.3 million.

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

BEACON FEDERAL BANCORP, INC.

Securities Impairment.  We periodically perform analyses to determine whether there has been an other-   than-temporary decline in the value of one or more of our securities.  Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity.  Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost.  We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.  If such decline is deemed other-than-temporary, we adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations.  The market values of our securities are affected by changes in interest rates.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Loans, Net.  Net loans increased $12.8 million, or 1.8%, to $721.8 million at March 31, 2008 from $709.0 million at December 31, 2007, reflecting strong business relationships maintained by our loan staff in their local markets.

Securities.  Securities available for sale increased to $141.5 million at March 31, 2008 from $92.9 million at December 31, 2007. The increase in securities available for sale reflected the deployment of excess liquidity resulting from the conversion and public offering in October 2007.  Securities held to maturity decreased $1.5 million to $28.0 million at March 31, 2008.  During the first quarter of 2008, the Company recorded an impairment charge of $528,000 on its FNMA perpetual preferred stock, Series P.  At March 31, 2008, the cost basis on the FNMA perpetual preferred stock, series P, was $1.7 million.

Other Assets.  Federal Home Loan Bank of New York stock increased $1.4 million to $12.5 million at March 31, 2008 as required by the FHLB due to a higher level of FHLB advances outstanding.  Accrued interest receivable increased due to a higher balance of loans and securities outstanding and timing of interest receipts.

Deposits.  Deposits increased $25.8 million, or 5.0%, to $540.3 million at March 31, 2008 from $514.5 million at December 31, 2007, due to the success of promotional efforts throughout the period to attract additional deposits.  Certificate of deposit accounts increased by $20.8 million and represented our largest dollar increase in our deposit accounts.  Checking accounts increased by $10.2 million.  In contrast, money market accounts decreased by $6.4 million.  Overall, total “core” deposits (savings, money market, non-interest bearing demand and NOW accounts) increased by $5.0 million, or 10.3%.

Borrowings.  FHLB advances are utilized to the extent that liquidity needs are not met by cash received from customer deposits. FHLB advances increased $22.2 million, or 9.8%, to $249.0 million at March 31, 2008 from $226.8 million at December 31, 2007.  FHLB advances were generally utilized to a greater degree because the costs for such advances were lower than retail certificates of deposit in the period.  Securities sold under agreement to repurchase increased by $20.0 million to $40.0 million at March 31, 2008.  These borrowings were utilized since the rates were more attractive than FHLB advances with similar terms.

Stockholders’ Equity.  Stockholders’ equity decreased $1.2 million, or 1.1%, to $112.0 million at March 31, 2008 from $113.2 million at December 31, 2007.  The decrease reflected an increase of $2.3 million in accumulated other comprehensive loss, net of taxes, partially offset by net income of $964,000 for the three months ended March 31, 2008, and expense related to earned ESOP shares of $154,000.  The decline in the value of our securities portfolio was a result of increased risk premiums (spreads) demanded from investors due to the continued turmoil in the financial markets resulting from the sub prime debacle.  The increase in spreads more than offset the decline in interest rates in the quarter and was reflected in lower pricing of the portfolio as compared to December 31, 2007.  With the exception of the write-down of our FNMA perpetual preferred stock, Series P, referred to above, we did not consider the impairment in the value of our available-for-sale securities to be other than temporary.

BEACON FEDERAL BANCORP, INC.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Interest Income.  Interest income increased $4.5 million, or 49.9%, to $13.6 million for the three months ended March 31, 2008 from $9.1 million for the three months ended March 31, 2007.  The increase resulted primarily from higher average balances of loans and higher yields on such loans in the 2008 period compared to the 2007 period.  The average balances of loans increased primarily as a result of the deployment of net proceeds raised in the initial public offering completed in October 2007.

Interest income on loans increased to $11.3 million for the three months ended March 31, 2008 from $8.4 million for the three months ended March 31, 2007.  The increase was due to the higher average balance of loans to $722.3 million for the three months ended March 31, 2008 from $550.5 million for the three months ended March 31, 2007, reflecting our continued emphasis on loan growth.  The increase in interest income on loans also was due to higher average yields earned on such loans to 6.29% for the three months ended March 31, 2008 from 6.13% for the three months ended March 31, 2007, which reflected increases in interest rates on our adjustable-rate loans, and the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2008 period compared to the 2007 period.  Interest income on securities, including FHLB stock, increased $1.5 million, or 275.6%, to $2.1 million for the three months ended March 31, 2008 from $558,000 for the three months ended March 31, 2007, reflecting a higher average balance of such securities (to $158.9 million from $49.8 million) as well as higher average yields on such securities to 5.28% from 4.48%.

Interest Expense.  Interest expense increased $2.3 million, or 38.4%, to $8.1 million for the three months ended March 31, 2008 from $5.8 million for the three months ended March 31, 2007.  The increase in interest expense reflected substantially higher average balances of deposits and borrowings to fund loan growth, as well as substantially higher rates on such deposits and borrowings.

Interest expense on deposits increased $165,000, or 3.4%, to $5.0 million for the three months ended March 31, 2008 from $4.8 million for the three months ended March 31, 2007, reflecting an increase in the average balance of such deposits to $497.2 million for the three months ended March 31, 2008 from $486.1 million for the three months ended March 31, 2007.  In addition, the average rate paid on such deposits increased to 4.03% from 3.97%.  Interest expense on money market accounts also increased to $1.3 million from $984,000, reflecting substantially higher average balances on such accounts ($125.7 million compared to  $88.0 million, partially offset by lower average rates on such accounts (4.11% in the 2008 period compared to 4.46% in the 2007 period).  Interest expense on certificates of deposit decreased to $3.3 million for the three months ended March 31, 2008 from $3.4 million for the three months ended March 31, 2007, due primarily to the lower average balance of such deposits ($272.0 million compared to $279.2 million), partially offset by a higher average rate on such deposits (4.83% compared to 4.82%).  At March 31, 2008, we had $42.7 million in brokered deposits.  Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

Interest expense on borrowings increased to $3.1 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007.  The increase was due to a higher average balance of such borrowings, to $284.2 million for the three months ended March 31, 2008 from $85.2 million for the three months ended March 31, 2007, as borrowings were used to supplement deposits to fund loan growth.  The interest rates paid on such borrowings decreased to 4.32% from 4.70%.

BEACON FEDERAL BANCORP, INC.

Net Interest Income.  Net interest income increased $2.3 million, or 70.4%, to $5.6 million for the three months ended March 31, 2008 from $3.3 million for the three months ended March 31, 2007.  The increase in net interest income was due to an increase in net interest-earning assets to $123.7 million for the three months ended March 31, 2008 from $40.2 million for the three months ended March 31, 2007 and, to a lesser extent, increases in our net interest rate spread (to 1.91% from 1.87%) and net interest margin (to 2.47% from 2.14%).  The modest increase in our net interest rate spread reflected the interest rate environment and a steeper U.S. Treasury yield curve.  From June 30, 2004 to June 30, 2006, the Federal Reserve Board increased its target for federal funds rate from 1.25% to 5.25%.  In September 2007, the Federal Reserve Board began a series of decreases in its target for the federal funds rate from 5.25% to 2.25% in March 2008.  While the federal funds rate is used as a guide to price our deposits, longer-term market interest rates used as a guide to price longer-term loans have not changed to the same degree.  The net interest margin rose 33 basis points due to growth of the Company, primarily as a result of the stock conversion completed in early October 2007.

Provision for Loan Losses.  We recorded a provision for loan losses of $900,000 for the three months ended March 31, 2008 compared to a provision for loan losses of $193,000 for the three months ended March 31, 2007.  The provision for loan losses reflected growth in our loan portfolio and an increase in classified assets of $1.7 million since the last quarter end.  Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending.  The provisions recorded also reflected net charge offs of $190,000 for the three months ended March 31, 2008 compared to net charge offs of $74,000 for the three months ended March 31, 2007.  The allowance for loan losses was $7.5 million, or 1.04% of total loans at March 31, 2008 compared to $6.8 million, or 0.96%, of total loans at December 31, 2007.  Total nonperforming loans were $1.3 million at March 31, 2008 compared to $1.1 million at December 31, 2007.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the three months ended March 31, 2008 and 2007.

Non-Interest Income.  Non-interest income increased to $1.1 million for the three months ended March 31, 2008 from $752,000 for the three months ended March 31, 2007.  During the three months ended March 31, 2008, the Bank recognized a gain of $129,000 as a result of a sale of its equity investment in Visa, Inc., acquired as part of the restructuring that resulted in Visa, Inc. issuing common stock to members of Visa U.S.A.  In addition, the Bank recognized $118,000 during the March 2008 quarter as a result of the change in cash surrender value of its bank-owned life insurance.  Service charges increased $96,000, to $666,000 for the three months ended March 31, 2008, reflecting higher deposit-related fees.

Non-Interest Expense.  Non-interest expense increased $1.1 million, or 36.3%, to $4.2 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007.  The increase reflected higher salaries and benefits, provision for losses on impaired securities, higher FDIC premium expenses, higher occupancy and equipment expenses, higher telephone and postage expenses, higher audit and examination expenses, higher advertising and marketing, and higher other non-interest expenses, partially offset by lower supplies expenses and absence of the provision for loss on foreclosed assets, which was recognized during the 2007 period.

BEACON FEDERAL BANCORP, INC.

Salaries and employee benefits increased by $373,000 due to higher employee bonuses accrued and normal salary increases, $154,000 of ESOP expense, approved as part of the stock offering, and $44,000 of Supplemental Executive Retirement Plan (SERP) expense on behalf of Ross J. Prossner, President and CEO of the Company and Bank, approved in December 2007.  There were no ESOP or SERP expenses during the 2007 period.

Pursuant to Statement of Position 93-6, ”Employers’ Accounting for Employee Stock Ownership Plans,” the Company will recognize compensation expense related to the ESOP equal to the fair market value of shares committed to be released during the period.

SERP expense will be recognized over the remaining service period of Mr. Prossner based upon the present value of benefits expected to be provided under the SERP.  Mr. Prossner will receive 40% of his highest base salary paid during either the current plan year or any of the previous three full plan years before retirement, including amounts deferred to any tax-qualified or non-qualified employee benefit plans, payable for the remainder of his lifetime, with a guarantee of 180 monthly payments.  If Mr. Prossner dies before receiving all monthly payments, his beneficiary will be paid the present value of the remaining payments in a lump sum.  Plan benefits vest at the rate of 20% per year and become fully vested on death or disability.

FDIC premium expense increased due to the growth of the Bank, and a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution. Occupancy and equipment increased as a result of primarily higher office rent expenses, depreciation expense and equipment maintenance costs.  Telephone, delivery and postage expenses increased due to switching to a new telephone and server system and temporarily operating dual phone systems. As a result of this process, the telephone costs are expected to decrease in the next quarter.  Audit and examination expenses increased due primarily to higher professional expenses associated with our status as a public company.  Advertising and marketing increased as a result of a higher volume of promotions.

Other non-interest expense included a $528,000 impairment loss that was recorded on our Fannie Mae perpetual preferred stock, Series P.  In addition, other non-interest expense increased due to higher insurance costs, subscription costs, board fees, and expenses related to operating as a public company, including attorney’s fees, securities filings-related costs, annual meeting expenses, printing costs for annual reports and proxy materials, and Sarbanes-Oxley compliance-related costs.  These higher expenses were partially offset by lower correspondent bank service charges due primarily to the implementation of the Check 21 program.

Income Tax Expense.  The provision for income taxes was $646,000 for the three months ended March 31, 2008 compared to $280,000 for the three months ended March 31, 2007.  The increase was due to a higher level of pre-tax income and effective tax rate.  Our effective tax rate was 40.1% for the three months ended March 31, 2008 compared to 38.7% for the three months ended March 31, 2007.  The effective tax rate was higher due primarily to the nondeductible portion of the impairment writedown on securities.

BEACON FEDERAL BANCORP, INC.

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and rates, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
				(Dollars in thousands)
Interest-earning assets:
Loans	$722,278	$11,310	6.29%	$550,483	$8,432	6.13%
Securities	146,643	1,933	5.29	45,733	532	4.65
FHLB stock	12,211	163	5.36	4,064	26	2.56
Interest-earning deposits	23,991	230	3.85	11,251	107	3.80
Total interest-earning assets	905,123	13,636	6.05	611,531	9,097	5.95
Non-interest-earning assets	20,086			10,354
Total assets	$925,209			$621,885

Interest-bearing liabilities:
Savings	$58,789	90	0.61	$66,406	142	0.86
Money market accounts	125,673	1,288	4.11	88,029	984	4.46
NOW accounts	40,747	341	3.36	52,492	333	2.53
Time accounts	271,969	3,272	4.83	279,203	3,367	4.82
Total deposits	497,178	4,991	4.03	486,130	4,826	3.97
FHLB advances	249,064	2,783	4.48	69,938	854	4.88
Reverse repurchase agreements	35,165	287	3.28	15,227	146	3.84
Total interest-bearing liabilities	781,407	8,061	4.14	571,295	5,826	4.08

Non-interest-bearing deposits	25,860			4,330
Other non-interest-bearing liabilities	4,440			1,688
Total liabilities	811,707			577,313
Equity	113,502			44,572
Total liabilities and equity	$925,209			$621,885

Net interest income		$5,575			$3,271

Net interest rate spread			1.91%			1.87%

Net interest-earning assets	$123,716			$40,236

Net interest margin			2.47%			2.14%

Average of interest-earning assets to
interest-bearing liabilities			115.83%			107.04%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the three months ended March 31, 2008, our liquidity ratio averaged 26.3%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2008.  We presently maintain higher liquidity levels as a result of the stock offering.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2008, cash and cash equivalents totaled $19.3 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $141.5 million at March 31, 2008.  On that date, we had $249.0 million in advances outstanding, with the ability to borrow an additional $55.3 million.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2008, we had $68.2 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $53.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2008 totaled $229.6 million, or 42.5% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the three months ended March 31, 2008, we originated $68.5 million of loans, and during the three months ended March 31, 2007, we originated $51.0 million of loans.  We purchased $59.2 million of securities during the three months ended March 31, 2008.  There were no securities purchased during the three months ended March 31, 2007.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits and securities sold under agreement to repurchase of $25.8 million and $20.0 million, respectively, for the three months ended March 31, 2008 and a net increase in total deposits of $48.4 million for the three months ended March 31, 2007.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds.  Federal Home Loan Bank advances increased by $22.2 million for the three months ended March 31, 2008, compared to a decrease of $6.3 million for the three months ended March 31, 2007.  Federal Home Loan Bank advances have primarily been used to fund loan demand. At March 31, 2008, we had the ability to borrow up to $304.6 million from the Federal Home Loan Bank of New York.

BEACON FEDERAL BANCORP, INC.

The net proceeds from the stock offering increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans.  We believe our financial condition and results of operations were enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to our inability to initially fully deploy the increase in equity, our return on equity is expected to be adversely affected.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At March 31, 2008 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2008 and December 31, 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios for the Bank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31, 2008 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$75,690
Unrealized loss on AFS securities	2,667
Tier 1 (Core) Capital and Tangible Capital	78,357	8.26%	$14,235	1.50%
General valuation allowance	7,537
Deduction for low-level recourse	(332)
Total Capital to risk-weighted
assets	$85,562	13.63%	$50,204	8.00%	$62,754	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$78,025	12.43%	$25,102	4.00%	$37,653	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$78,357	8.26%	$37,960	4.00%	$47,450	5.00%

BEACON FEDERAL BANCORP, INC.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2007 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$77,000
Unrealized loss on AFS securities	328
Tier 1 (Core) Capital and Tangible Capital	77,328	8.79%	$13,189	1.50%
General valuation allowance	6,827
Deduction for low-level recourse	(119)
Total Capital to risk-weighted
assets	$84,036	13.88%	$48,439	8.00%	$60,549	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$77,209	12.75%	$24,220	4.00%	$36,329	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$77,328	8.79%	$35,170	4.00%	$43,963	5.00%

Asset Quality

General.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	March 31,	December 31,
	2008	2007
	(In Thousands)
Nonaccrual loans	$1,087	$136
Loans past due over 90 days still on accrual	20	735
Impaired loans	222	222
Total nonperforming loans	1,329	1,093
Foreclosed and repossessed assets	291	319
Total nonperforming assets	$1,620	$1,412

Ratios:
Nonperforming loans to total loans	0.18%	0.15%
Nonperforming assets to total assets	0.17%	0.16%

The average balance of impaired loans for the three months ended March 31, 2008 and interest income recognized during the period that the loans were impaired was $222,000 and $0, respectively.

BEACON FEDERAL BANCORP, INC.

At March 31, 2008, we had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at March 31, 2008, classified assets consisted of substandard assets of $6.6 million and doubtful assets of $687,000.  Substandard assets and doubtful assets were $5.2 million and $441,000, respectively, at December 31, 2007.  As of March 31, 2008, our largest substandard asset was secured by a first lien on commercial property located in Upstate New York, and all borrower assets, with a principal balance of $2.0 million.  As of March 31, 2008, we had $12.3 million of assets designated as special mention, compared to $12.4 million at December 31, 2007.

Allowance for losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Beginning balance	$6,827	$5,192
Provision for loan losses	900	193
Loans charged off	(270)	(176)
Recoveries	80	102
Ending balance	$7,537	$5,311

Ratios:
Net charge-offs to average loans
outstanding	0.03%	0.01%
Allowance for loan losses to nonperforming
loans at end of period	567.12%	NM
Allowance for loan losses to total loans at
end of period	1.04%	0.95%

NM- Not meaningful.

BEACON FEDERAL BANCORP, INC.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	March 31, 2008		December 31, 2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
		(Dollars in Thousands)
Commitments to make loans	$40,480	$27,692	$24,470	$21,067
Unused lines of credit and letters
of credit	$3,729	$49,847	$4,459	$42,874
Range of fixed-rate commitments	4.49%-15.00%	-	4.49%-15.00%	-

The following instruments are considered financial guarantees under FASB Interpretation 45.  These instruments are carried at fair value.  The contract amount and fair value of these instruments was as follows:

	March 31, 2008		December 31, 2007
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
		(Dollars in Thousands)
Standby letters of credit	$909	$-	$736	$-
Limited recourse obligations
related to loans sold	$332	$-	$119	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has agreements to sell residential loans up to $41 million to the FHLB of New York.  Approximately $10.8 million has been sold through March 31, 2008.  Under the agreement, the Bank has a maximum credit enhancement of $332,000 at March 31, 2008.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

Recent Accounting Pronouncements

The following paragraphs summarize recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123(R)) “Share-Based Payment”.  SFAS No. 123(R) requires all entities to recognize compensation expense equal to the fair value of share-based   payments such as stock options granted to employees.  SFAS No. 123(R) was adopted on October 1, 2007,the effective date of the conversion.  The effect on future operations will depend on the level of future option grants, vesting period of such options and fair value of options granted at such future dates.

BEACON FEDERAL BANCORP, INC.

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public entities.  The Company will follow the guidance provided by SAB 107 as part of our adoption of SFAS No. 123(R).

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109” (FIN 48”).  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition.  We adopted the provisions of FIN 48, effective January 1, 2007.  No adjustments were recognized for uncertain tax positions.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes.  Tax years ending December 31, 2005 through December 31, 2007 remain open to examination by these jurisdictions.  We recognize interest and penalties related to tax positions in income tax expense.  At March 31, 2008, there was no accrual for uncertain tax positions or related interest.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 was adopted January 1, 2008 for financial assets and liabilities and did not have a material impact on the Company’s financial position or results of operation.

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

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company is currently reviewing the applications of SFAS No. 160 and SFAS No. 141 (R).  At March 31, 2008, the Company did not have a noncontrolling interest.

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

Net Interest Income.  In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through a net interest income model.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  In the model, we estimate what our net interest income would be for a twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. The net interest income is then estimated for the same period in the event of an instantaneous 200 basis point parallel increase or decrease in market interest rates.

As of March 31, 2008, our exposure to interest rate risk has not changed significantly from disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

Item 1A – Risk Factors

As of March 31, 2008, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	There were no sales of unregistered equity securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of equity securities during the period covered by this Report.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5 - Other Information.

None

Item 6 – Exhibits.

(a)	Exhibits.
	3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc. (1)
	3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
	4.0	Stock Certificate of Beacon Federal Bancorp, Inc. (1)
	10.1	Form of Employee Stock Ownership Plan (1)
	10.2	Form of Employment Agreement for Chief Executive Officer (1)
	10.3	Form of Employment Agreement for Chief Financial Officer (1)
	10.4	Form of Employment Agreement for Executive Officers (1)
	10.5	Form of Change in Control Agreement (1)
	10.6	Beacon Federal Excess Benefit Plan (1)
	10.7	Beacon Federal Annual Cash Incentive Plan (1)
	10.8	Supplemental Executive Retirement Plan (2)
	21	Subsidiaries of Registrant (1)
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

BEACON FEDERAL BANCORP, INC.

PART II - OTHER INFORMATION (continued)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities Exchange Commission in the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-143522.

(2)	Incorporated by reference to the Current Report on Form 8-K of Beacon Federal Bancorp, Inc. filed with the Securities Exchange Commission on December 28, 2007.

BEACON FEDERAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON FEDERAL BANCORP, INC.
Registrant)

DATE: May 8, 2008	BY:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	James D. Lapsley
James D. Lapsley, Senior Vice-President and Chief Financial Officer