Form 10-Q
period 2008-06-30
Beacon Federal Bancorp, Inc.
filed 2008-08-07
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________     Commission file number 000-52826

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 6, 2008
Common Stock, par value $0.01 per share	7,396,431

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION - ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
Cash and due from financial institutions	$7,682	$5,448
Federal funds sold	17,900	8,700
Cash and cash equivalents	25,582	14,148
Interest-bearing deposits in other financial institutions	636	1,636
Securities held to maturity (fair value of $24,488 and $29,032, respectively)	25,144	29,488
Securities available for sale	149,850	92,859
Loans held for sale, net of allowance for losses of $10 and $0, respectively	736	696
Loans, net of allowance for loan losses of $8,160 and $6,827, respectively	748,973	708,993
Federal Home Loan Bank of New York stock	13,383	11,117
Premises and equipment, net	3,572	3,502
Accrued interest receivable	3,605	3,439
Foreclosed and repossessed assets	221	319
Bank-owned life insurance	10,234	10,002
Other assets	5,691	1,791
Total assets	$987,627	$877,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$584,462	$514,488
Federal Home Loan Bank advances	249,007	226,815
Securities sold under agreement to repurchase	40,000	20,000
Accrued interest payable and other liabilities	4,458	3,513
Total liabilities	877,927	764,816
Commitments and contingencies
Preferred stock, $.01 par value, 50,000,000 shares authorized;
none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares
authorized; 7,396,431 shares issued and outstanding	74	74
Additional paid-in capital	72,095	72,080
Retained earnings-substantially restricted	48,196	46,673
Unearned Employee Stock Ownership Plan (ESOP) shares	(5,030)	(5,325)
Accumulated other comprehensive loss, net	(5,635)	(328)
Total stockholders' equity	109,700	113,174
Total liabilities and stockholders' equity	$987,627	$877,990

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
Interest and dividend income:	(Unaudited)			(Unaudited)
Loans, including fees	$11,410		$9,271	$22,720		$17,703
Securities	2,211		610	4,144		1,142
FHLB stock	237		142	400		168
Federal funds sold and other	75		157	305		264
Total interest income	13,933		10,180	27,569		19,277
Interest expense:
Deposits	4,665		5,374	9,656		10,200
FHLB advances	2,782		932	5,565		1,786
Securities sold under agreement to repurchase	288		112	575		258
Total interest expense	7,735		6,418	15,796		12,244
Net interest income	6,198		3,762	11,773		7,033
Provision for loan losses	1,530		464	2,430		657
Net interest income after provision
for loan losses	4,668		3,298	9,343		6,376
Noninterest income:
Service charges	684		620	1,350		1,190
Commission and fee income	121		119	267		257
Change in cash surrender value of BOLI	114		-	232		-
Gain on sale of loans	60		-	98		-
Gain on sale of securities available for sale	-		-	129		-
Other	95		51	168		95
Total noninterest income	1,074		790	2,244		1,542
Noninterest expense:
Salaries and employee benefits	2,171		1,709	4,233		3,398
Occupancy and equipment	322		304	647		598
Advertising and marketing	86		71	211		169
Telephone, delivery and postage	182		114	380		247
Supplies	55		80	114		230
Audit and examination	136		72	301		142
FDIC premium expense	94		166	185		180
Provision for loss on foreclosed assets	-		-	-		110
Impairment writedown on securities	273		-	801		-
Other	906		463	1,588		1,011
Total noninterest expense	4,225		2,979	8,460		6,085
Income before income taxes	1,517		1,109	3,127		1,833
Income tax expense	684		418	1,330		698
Net income	$833		$691	$1,797		$1,135
Basic and diluted earnings per share	$0.12	$	N/A	$0.26	$	N/A

N/A Not applicable.

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income	$833	$691	$1,797	$1,135
Other comprehensive income:
Unrealized gains (losses) on securities
arising during the period, net of tax	(2,968)	(95)	(5,308)	(76)
Comprehensive income (loss)	$(2,135)	$596	$(3,511)	$1,059

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:	(Unaudited)
Net income	$1,797	$1,135
Adjustments to reconcile net income to net
cash provided by (used for) operating activities:
Provision for loan losses	2,430	657
Depreciation and amortization	241	212
ESOP expense	310	-
Amortization of net deferred loan costs	610	336
Net amortization of premiums and discounts on securities	21	(26)
Gain on sale of loans	(98)	-
Gain on sale of securities available for sale	(129)	-
Impairment writedown on securities	801	-
Originations of loans held for sale	(14,476)	-
Proceeds from loans held for sale	14,534	-
Increase in cash surrender value of BOLI	(232)	-
Net change in:
Accrued interest receivable	(166)	(436)
Other assets	(364)	388
Accrued interest payable and other liabilities	945	(1,534)
Net cash provided by operating activities	6,224	732
Cash flows from investing activities:
Purchase of FHLB stock	(2,297)	(3,671)
Redemption of FHLB stock	31	2,510
Maturities of interest-bearing deposits	1,000	300
Securities held to maturity:
Maturities, prepayments and calls	4,305	2,579
Securities available for sale:
Purchases	(95,393)	(10,108)
Proceeds from maturity or call	28,776	-
Proceeds from sale	129	-
Loan originations and payments, net	(42,999)	(75,262)
Purchase of premises and equipment	(311)	(444)
Proceeds from (additions to) foreclosed and repossessed assets	77	(80)
Net cash used for investing activities	$(106,682)	$(84,176)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Continued

	Six Months Ended
	June 30,
	2008	2007
Cash flows from financing activities:	(Unaudited)
Net change in deposits	$69,974	$69,141
Proceeds from FHLB advances	27,192	434,450
Repayment of FHLB advances	(5,000)	(411,750)
Proceeds from securities sold under agreement to repurchase	20,000	(10,227)
Cash dividends	(274)	-
Net cash provided by financing activities	111,892	81,614
Net change in cash and cash equivalents	11,434	(1,830)
Cash and cash equivalents at beginning of period	14,148	8,799
Cash and cash equivalents at end of period	$25,582	$6,969
Supplemental cash flow information:
Interest paid	$15,685	$12,047
Income taxes paid	1,663	757
Real estate and repossessions acquired in settlement of loans	$316	$-
Loans originated to finance the sale of foreclosed assets	$337	$900

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Earnings per share for the three months ended June 30, 2008 were based upon net income of $833,000 and weighted-average shares outstanding of 7,396,000 less ESOP shares not yet committed to be released of 510,000, or 6,886,000.

Earnings per share for the six months ended June 30, 2008 were based upon net income of $1.8 million and weighted-average shares outstanding of 7,396,000 less ESOP shares not yet committed to be released of 518,000, or 6,878,000.  Earnings per share are not applicable for periods prior to the conversion date of October 1, 2007.

NOTE 4 – UNREALIZED LOSSES ON SECURITIES

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2008	Value	loss	Value	loss	Value	loss

Pooled trust preferred
securities	$9,607	$(5,443)	$-	$-	$9,607	$(5,443)
Mortgage-backed securities	46,870	(606)	2,763	(56)	49,633	(662)
Collateralized mortgage
obligations	53,149	(1,461)	15,045	(3,065)	68,194	(4,526)
	$109,626	$(7,510)	$17,808	$(3,121)	$127,434	$(10,631)

For all of the above securities, the unrealized losses are primarily due to changes in market interest rates and not credit quality of the issuers and, as such, are considered to be temporary by the Company.   In addition, management of the Company has the intent and ability to hold these securities until market recovery or maturity and believes that the fair value of these securities will recover in the future.

NOTE 5 – IMPAIRMENT WRITEDOWN ON SECURITIES

During the first and second quarters of 2008, the Company determined that an impairment writedown was required on certain securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Securities.”  The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuer, and the ability to recover its initial cost basis within a reasonable period of time.  Based on these factors, the Company recorded an impairment charge of $528 on its FNMA perpetual preferred stock during the quarter ended March 31, 2008.  During the three months ended June 30, 2008, an impairment charge of $273 was recorded on the FNMA and FHLMC perpetual preferred stock.  At June 30, 2008, the cost basis of the FNMA and FHLMC perpetual preferred stock was $5,864.

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

Valuation Techniques.  Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs.  For equity securities, the Company obtains fair values for its FNMA and FHLMC preferred stock using quoted prices in the New York Stock Exchange market.

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

BEACON FEDERAL BANCORP, INC.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis.  A loan is impaired when full payment under the loan terms is not expected.  Commercial business and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, utilizing Level 2 inputs as determined based on expected proceeds from outstanding commitments from investors.

Assets Measured at Fair Value on a Recurring Basis.  The following table summarizes financial assets measured at fair value on a recurring basis at June 30, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
Agencies	$-	13,085	-	13,085
Pooled trust preferred securities	-	9,607	-	9,607
Mortgage-backed securities	-	47,578	-	47,578
Collateralized mortgage obligations	-	73,624	-	73,624
Equity securities:
FNMA and FHLMC preferred stock	5,956	-	-	5,956
	$5,956	$143,894	$-	$149,850

Mortgage servicing rights	$-	$146	$-	$146

Derivative-interest rate cap	$-	$-	$-	$-

Assets Measured at Fair Value on a Non-Recurring Basis.  Assets measured at fair value on a non-recurring basis at June 30, 2008 include impaired loans of $2,148, utilizing level 3 inputs and loans held for sale of $736, utilizing level 2 inputs.  The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $1,074 at June 30, 2008.  There was a provision for losses on these loans of $1,074 during the three and six months ended June 30, 2008.

BEACON FEDERAL BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Operating Results.  Net income increased to $833,000 for the three months ended June 30, 2008 from $691,000 for the three months ended June 30, 2007.  Return on assets decreased to 0.35% for the June 2008 quarter from 0.42% for the June 2007 quarter.  Return on equity decreased to 2.94% for the current quarter from 6.16% for the comparable prior year quarter.  Return on equity decreased due to the capital raised in our stock offering in October 2007.

BEACON FEDERAL BANCORP, INC.

Net income increased to $1.8 million for the six months ended June 30, 2008 from $1.1 million for the six months ended June 30, 2007.  Return on assets increased to 0.38% for six months ended June 30, 2008 from 0.36% for the comparable prior year period.  Return on equity decreased to 3.18% for the current six month period from 5.12% for the comparable prior year period.

The increase in net income reflected an increase in net interest income and non-interest income, partially offset by higher non-interest expense, an increased provision for loan losses, and higher income taxes.

Financial Condition.  Total assets increased $109.6 million to $987.6 million at June 30, 2008 from $878.0 million at December 31, 2007, as a result of a $40.0 million increase in net loans, a $52.6 million increase in securities, a $2.3 million increase in FHLB of New York stock and a $11.4 million increase in cash and cash equivalents, funded by a $70.0 million increase in deposits and a $42.2 million increase in borrowings.  Stockholders’ equity decreased $3.5 million due to a $5.3 million increase in the accumulated other comprehensive loss, net of taxes and cash dividends of $274,000, partially offset by net income of $1.8 million for the six months ended June 30, 2008 and ESOP expenses of $310,000.

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

BEACON FEDERAL BANCORP, INC.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Loans, Net.  Net loans increased $40.0 million, or 5.6%, to $749.0 million at June 30, 2008 from $709.0 million at December 31, 2007, reflecting strong business relationships maintained by our loan staff in their local markets.  During the first half of 2008, loan growth was experienced primarily in one-to four-family loans and commercial real estate loans.

Securities.  Securities available for sale increased to $149.9 million at June 30, 2008 from $92.9 million at December 31, 2007.  The increase in securities available for sale reflected the deployment of excess liquidity resulting from the conversion and public offering in October 2007 and proceeds from deposits.  Securities held to maturity decreased $4.3 million to $25.1 million at June 30, 2008.  During the quarter ended March 31, 2008, the Company recorded an impairment charge of $528,000 on its FNMA perpetual preferred stock.  During the June 30, 2008 quarter, an impairment charge of $273,000 was recorded on the FNMA and FHLMC perpetual preferred stock.  At June 30, 2008, the cost basis of the FNMA and FHLMC perpetual preferred stock was $5.9 million.

Other Assets.  Federal Home Loan Bank of New York stock increased $2.3 million to $13.4 million at June 30, 2008 as required by the FHLB due to a higher level of FHLB advances outstanding.  Accrued interest receivable increased due to a higher balance of loans and securities outstanding and timing of interest receipts.  Other assets increased $3.9 million to $5.7 million at June 30, 2008 as a result of a higher deferred tax asset on net unrealized losses on securities available for sale.

Deposits.  Deposits increased $70.0 million, or 13.6%, to $584.5 million at June 30, 2008 from $514.5 million at December 31, 2007, due to the success of promotional efforts throughout the period to attract additional deposits.  Certificate of deposit accounts increased by $39.7 million and represented our largest dollar increase in our deposit accounts.  Checking accounts and money market accounts increased by $12.4 million and $15.1 million, respectively.  Overall, total “core” deposits (savings, money market, non-interest bearing demand and NOW accounts) increased by $30.3 million, or 12.1%.

BEACON FEDERAL BANCORP, INC.

Borrowings.  FHLB advances are utilized to the extent that liquidity needs are not met by an increase in customer deposits. FHLB advances increased $22.2 million, or 9.8%, to $249.0 million at June 30, 2008 from $226.8 million at December 31, 2007.  FHLB advances were generally utilized to a greater degree because the costs for such advances were lower than retail certificates of deposit in the period.  Securities sold under agreement to repurchase increased by $20.0 million to $40.0 million at June 30, 2008.  These borrowings were utilized since the rates were more attractive than FHLB advances with similar terms.

Stockholders’ Equity.  Stockholders’ equity decreased $3.5 million, or 3.1%, to $109.7 million at June 30, 2008 from $113.2 million at December 31, 2007.  The decrease reflected an increase of $5.3 million in net unrealized losses on securities available for sale, less tax effect and cash dividends paid of $274,000, partially offset by net income of $1.8 million for the six months ended June 30, 2008, and ESOP expense of $310,000.

Net unrealized losses on securities available for sale before tax effect increased to $9.4 million at June 30, 2008 from $549,000 at December 31, 2007.  The majority of these unrealized losses relates to pooled trust preferred securities and collateralized mortgage obligations (CMOs).  The pooled trust preferred securities were rated between “A” and “AAA” at June 30, 2008.  The CMOs were all rated “AAA” at June 30, 2008.  The decline in the value of our securities portfolio was a result of increased risk premiums (spreads) demanded from investors due to the continued turmoil in the financial markets resulting from the “sub prime crisis.”  The increase in spreads more than offset the decline in interest rates and was reflected in lower pricing of the portfolio as compared to December 31, 2007.  With the exception of the writedown of the FNMA and FHLMC perpetual preferred stock, management does not believe that an adverse change in the cash flows of the underlying securities has occurred.  Accordingly, the declines in value were not considered to be other than temporary.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Interest Income.  Interest income increased $3.7 million, or 36.9%, to $13.9 million for the three months ended June 30, 2008 from $10.2 million for the three months ended June 30, 2007.  The increase resulted primarily from higher average balances of loans and securities in the 2008 period compared to the 2007 period.  The average balances of loans and securities increased primarily as a result of the deployment of net proceeds raised in the initial public offering completed in October 2007 and proceeds from deposits and borrowings.

Interest income on loans increased to $11.4 million for the three months ended June 30, 2008 from $9.3 million for the three months ended June 30, 2007 due to a higher average balance of loans, partially offset by a lower average yield.  The average balance of loans increased to $749.4 million for the three months ended June 30, 2008 from $587.0 million for the three months ended June 30, 2007, reflecting our continued emphasis on loan growth.  The average yield earned on loans decreased to 6.12% for the three months ended June 30, 2008 from 6.34% for the three months ended June 30, 2007, as a result of a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2008 period compared to the 2007 period.  Interest income on securities, including FHLB stock, increased $1.7 million, or 69.3%, to $2.1 million for the three months ended June 30, 2008 from $752,000 for the three months ended June 30, 2007, reflecting a higher average balance of such securities (to $178.6 million from $50.6 million), partially offset by lower average yields on such securities to 5.50% from 5.96%.

BEACON FEDERAL BANCORP, INC.

Interest Expense.  Interest expense increased $1.3 million, or 20.5%, to $7.7 million for the three months ended June 30, 2008 from $6.4 million for the three months ended June 30, 2007.  The increase in interest expense reflected substantially higher average balances of borrowings used to fund loan growth, partially offset by lower rates.

Interest expense on deposits decreased $709,000, or 13.2%, to $4.7 million for the three months ended June 30, 2008 from $5.4 million for the three months ended June 30, 2007, reflecting a decrease in the average rate paid on deposits to 3.57% from 4.14%.  The average balance of such deposits increased to $525.4 million for the three months ended June 30, 2008 from $520.9 million for the three months ended June 30, 2007.  Interest expense on money market accounts also decreased to $1.1 million from $1.4 million, reflecting substantially lower average rates on such accounts (3.40% in the 2008 period compared to 4.73% in the 2007 period) and partially offset by higher average balances ($125.9 million compared to  $120.1 million).  Interest expense on certificates of deposit decreased to $3.2 million for the three months ended June 30, 2008 from $3.5 million for the three months ended June 30, 2007, due to a lower average rate on such deposits (4.42% compare to 4.98%), partially offset by a higher average balance ($291.1 million compared to $280.7 million).  At June 30, 2008, we had $52.9 million in brokered deposits.  Brokered deposits were utilized since the rates were more attractive than local, retail deposits.  Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

Interest expense on borrowings increased to $3.1 million for the three months ended June 30, 2008 from $1.0 million for the three months ended June 30, 2007.  The increase was due to a higher average balance of such borrowings, to $289.0 million for the three months ended June 30, 2008 from $86.1 million for the three months ended June 30, 2007, as borrowings were used to supplement deposits to fund loan growth.  The interest rates paid on such borrowings decreased to 4.25% from 4.85%.

Net Interest Income.  Net interest income increased $2.4 million, or 64.8%, to $6.2 million for the three months ended June 30, 2008 from $3.8 million for the three months ended June 30, 2007.  The increase in net interest income was due to an increase in net interest-earning assets to $125.8 million for the three months ended June 30, 2008 from $44.1 million for the three months ended June 30, 2007 and, to a lesser extent, increases in our net interest rate spread (to 2.14% from 2.03%) and net interest margin (to 2.65% from 2.32%).  The modest increase in our net interest rate spread reflected the interest rate environment and a steeper U.S. Treasury yield curve.  The net interest margin rose 33 basis points due to growth in net interest-earning assets of the Company, primarily as a result of the stock conversion completed in early October 2007.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.5 million for the three months ended June 30, 2008 compared to a provision for loan losses of $464,000 for the three months ended June 30, 2007.  The provision for loan losses reflected an increase in nonperforming commercial real estate loans and commercial business loans, a higher level of charge-offs in the commercial and consumer loan areas, an increase in assets classified as special mention and overall growth of the loan portfolio, particularly in commercial loans.

Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending.  The provision recorded reflected net charge offs of $907,000 for the three months ended June 30, 2008 compared to net charge offs of $20,000 for the three months ended June 30, 2007.  Net charge-offs increased due primarily to write-downs on commercial business loans and consumer loans, principally secured by automobiles.

BEACON FEDERAL BANCORP, INC.

The allowance for loan losses was $8.2 million, or 1.08%, of total loans at June 30, 2008 compared to $7.5 million, or 1.04%, of total loans at March 31, 2008.  Total nonperforming loans were $3.9 million at June 30, 2008 compared to $1.3 million at March 31, 2008.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the three months ended June 30, 2008 and 2007.

Special mention assets increased due primarily to the delinquent status of three borrowers.  The related loans are secured by commercial real estate and commercial business assets.

Non-Interest Income.  Non-interest income increased to $1.1 million for the three months ended June 30, 2008 from $790,000 for the three months ended June 30, 2007.  During the June 2008 quarter, the Company recognized $114,000 as a result of the change in cash surrender value of bank-owned life insurance.  Service charges increased $64,000, to $684,000 for the three months ended June 30, 2008, reflecting higher deposit-related fees.  In addition, gain on sale of loans of $60,000 was recognized in the June 2008 quarter.  No such gains were recognized in the comparable prior period.

Non-Interest Expense.  Non-interest expense increased $1.2 million, or 41.8%, to $4.2 million for the three months ended June 30, 2008 from $3.0 million for the three months ended June 30, 2007.  The increase reflected primarily higher salaries and benefits, higher telephone and postage expenses, higher audit and examination expenses and higher other non-interest expenses.  During the three months ended June 30, 2008, there was an impairment loss of $273,000 recorded on our Fannie Mae and Freddie Mac perpetual preferred stock.

Salaries and employee benefits increased by $462,000 due primarily to higher employee bonuses accrued, normal salary increases, compensation costs related to the retirement of the Company’s Chief Financial Officer on June 27, 2008, $156,000 of ESOP expense and $44,000 of Supplemental Executive Retirement Plan (SERP) expense on behalf of the Chief Executive Officer of the Company and Bank, approved in December 2007.  There were no ESOP or SERP expenses during the 2007 period.  SERP expense will be recognized over the remaining service period of the Chief Executive Officer based upon the present value of benefits expected to be provided under the SERP.

Telephone, delivery and postage expenses increased due to switching to a new telephone and server system and temporarily operating dual phone systems. As a result of this process, the telephone costs are expected to decrease in the near term.  Audit and examination expenses increased due primarily to higher professional expenses associated with our status as a public company.

Other non-interest expense increased due to an impairment writedown of $273,000 on securities, insurance costs, subscription costs, board fees, personnel recruitment costs, fees paid to outside information technology consultants, provision for losses of $69,000 on secondary market loan commitments and expenses related to operating as a public company, including attorney’s fees, securities filings-related costs, annual meeting expenses, printing costs for annual reports and proxy materials, and Sarbanes-Oxley compliance-related costs.  These higher expenses were partially offset by lower correspondent bank service charges due primarily to the implementation of the Check 21 program.

BEACON FEDERAL BANCORP, INC.

Income Tax Expense.  The provision for income taxes was $684,000 for the three months ended June 30, 2008 compared to $418,000 for the three months ended June 30, 2007.  The increase was due to a higher level of pre-tax income and effective tax rate.  Our effective tax rate was 45.1% for the three months ended June 30, 2008 compared to 37.7% for the three months ended June 30, 2007.  The effective tax rate was higher due primarily to the nondeductible impairment writedown on securities.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Interest Income.  Interest income increased $8.3 million, or 43.0%, to $27.6 million for the six months ended June 30, 2008 from $19.3 million for the six months ended June 30, 2007.  The increase resulted primarily from higher average balances of loans and securities in the 2008 period compared to the 2007 period.  The average balances of loans increased primarily as a result of the deployment of net proceeds raised in the initial public offering completed in October 2007 and proceeds from deposits and borrowings.

Interest income on loans increased to $22.7 million for the six months ended June 30, 2008 from $17.7 million for the six months ended June 30, 2007.  The increase was due to a higher average balance of loans, partially offset by a lower average yield.  The average balance of loans increased to $735.6 million for the six months ended June 30, 2008 from $569.8 million for the six months ended June 30, 2007, reflecting our continued emphasis on loan growth.  The average yield earned on loans decreased to 6.21% for the six months ended June 30, 2008 from 6.27% for the six months ended June 30, 2007, as a result of a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2008 period compared to the 2007 period.  Interest income on securities, including FHLB stock, increased $3.2 million, or 246.9%, to $4.5 million for the six months ended June 30, 2008 from $1.3 million for the six months ended June 30, 2007, reflecting a higher average balance of such securities (to $168.7 million from $50.6 million) as well as higher average yields on such securities to 5.43% from 5.22%.

Interest Expense.  Interest expense increased $3.6 million, or 38.4%, to $15.8 million for the six months ended June 30, 2008 from $12.2 million for the six months ended June 30, 2007.  The increase in interest expense reflected substantially higher average balances of borrowings used to fund loan growth, partially offset by lower rates.

Interest expense on deposits decreased $544,000, or 5.3%, to $9.7 million for the six months ended June 30, 2008 from $10.2 million for the six months ended June 30, 2007, reflecting a decrease in the average rate paid on deposits to 3.80% from 4.10%.  The average balance of such deposits increased to $511.4 million for the six months ended June 30, 2008 from $502.5 million for the six months ended June 30, 2007.  Interest expense on money market accounts remained unchanged at $2.4 million for the six month periods, as the higher average balances on such accounts ($126.0 million compared to  $104.0 million) was offset by lower average rates on such accounts (3.75% in the 2008 period compared to 4.65% in the 2007 period).  Interest expense on certificates of deposit decreased to $6.5 million for the six months ended June 30, 2008 from $6.8 million for the six months ended June 30, 2007, due to a lower average rate (4.62% compared to 4.94%), partially offset by a higher average balance ($281.5 million compared to $279.6 million).  At June 30, 2008, we had $52.9 million in brokered deposits.  Brokered deposits were utilized since the rates were more attractive than local, retail deposits.  Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

BEACON FEDERAL BANCORP, INC.

Interest expense on borrowings increased to $6.1 million for the six months ended June 30, 2008 from $2.0 million for the six months ended June 30, 2007.  The increase was due to a higher average balance of such borrowings, to $286.6 million for the six months ended June 30, 2008 from $85.8 million for the six months ended June 30, 2007, as borrowings were used to supplement deposits to fund loan growth.  The average rate paid on such borrowings decreased to 4.32% from 4.81%.

Net Interest Income.  Net interest income increased $4.7 million, or 67.4%, to $11.7 million for the six months ended June 30, 2008 from $7.0 million for the six months ended June 30, 2007.  The increase in net interest income was due to an increase in net interest-earning assets to $125.9 million for the six months ended June 30, 2008 from $42.9 million for the six months ended June 30, 2007 and, to a lesser extent, increases in our net interest rate spread (to 2.02% from 1.96%) and net interest margin (to 2.56% from 2.25%).  The modest increase in our net interest rate spread reflected the interest rate environment and a steeper U.S. Treasury yield curve.  In September 2007, the Federal Reserve Board began a series of decreases in its target for the federal funds rate from 5.25% to 2.00% in June 2008.  While the federal funds rate is used as a guide to price our deposits, longer-term market interest rates used as a guide to price longer-term loans have not changed to the same degree.  The net interest margin rose 31 basis points due to growth in net interest-earning assets of the Company, primarily as a result of the stock conversion completed in early October 2007.

Provision for Loan Losses.  We recorded a provision for loan losses of $2.4 million for the six months ended June 30, 2008 compared to a provision for loan losses of $657,000 for the six months ended June 30, 2007.  The provision for loan losses resulted from an increase in nonperforming commercial real estate loans and commercial business loans, a higher level of charge-offs in the commercial and consumer loan areas, an increase in assets classified as special mention and overall growth of the loan portfolio, particularly in commercial loans.

Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending.  The provision reflected net charge offs of $1.1 million for the six months ended June 30, 2008 compared to net charge offs of $94,000 for the six months ended June 30, 2007.  Net charge-offs increased due primarily to write-downs on commercial business loans and consumer loans, principally secured by automobiles.

The allowance for loan losses was $8.2 million, or 1.08% of total loans at June 30, 2008 compared to $6.8 million, or 0.96%, of total loans at December 31, 2007.  Total nonperforming loans were $3.9 million at June 30, 2008 compared to $1.1 million at December 31, 2007.  Nonperforming loans at June 30, 2008 consisted of twelve loans primarily secured by commercial real estate and commercial business assets.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the six months ended June 30, 2008 and 2007.

Special mention assets increased due primarily to the delinquent status of three borrowers.  The related loans were secured by commercial real estate and commercial business assets.

Non-Interest Income.  Non-interest income increased to $2.2 million for the six months ended June 30, 2008 from $1.5 million for the six months ended June 30, 2007.  During the six months ended June 30, 2008, the Company recognized a gain of $129,000 as a result of a sale of its equity investment in Visa, Inc., acquired as part of the restructuring that resulted in Visa, Inc. issuing common stock to members of Visa U.S.A.  In addition, the Company recognized $232,000 during the six months ended June 30, 2008 as a result of the change in cash surrender value of bank-owned life insurance.  Service charges increased $160,000, to $1.4 million for the six months ended June 30, 2008, reflecting higher deposit-related fees.

BEACON FEDERAL BANCORP, INC.

Non-Interest Expense.  Non-interest expense increased $2.4 million, or 39.0%, to $8.5 million for the six months ended June 30, 2008 from $6.1 million for the six months ended June 30, 2007.  The increase reflected higher salaries and benefits, provision for losses on impaired securities, higher occupancy and equipment expenses, higher telephone expenses, higher audit and examination expenses, higher advertising and marketing, and higher other non-interest expenses, partially offset by lower supplies expenses and absence of the provision for loss on foreclosed assets, which was recognized during the 2007 period.

Salaries and employee benefits increased by $835,000 due to higher employee bonuses accrued, normal salary increases, compensation costs related to the retirement of the Company’s Chief Financial Officer on June 27, 2008, $310,000 of ESOP expense and $87,000 of Supplemental Executive Retirement Plan (SERP) expense on behalf of the Chief Executive Officer of the Company and Bank, approved in December 2007.  There were no ESOP or SERP expenses during the 2007 period.  SERP expense will be recognized over the remaining service period of the Chief Executive Officer based upon the present value of benefits expected to be provided under the SERP.

Occupancy and equipment increased as a result of primarily higher office rent expenses, depreciation expense and equipment maintenance costs.  Telephone, delivery and postage expenses increased due to switching to a new telephone and server system and temporarily operating dual phone systems. As a result of this process, the telephone costs are expected to decrease in the near term.  Audit and examination expenses increased due primarily to higher professional expenses associated with our status as a public company.  Advertising and marketing increased as a result of a higher volume of promotions.

Other non-interest expense included an $801,000 impairment loss that was recorded on our Fannie Mae and Freddie Mac perpetual preferred stock.  In addition, other non-interest expense increased due to higher insurance costs, subscription costs, board fees, personnel recruitment costs, fees paid to outside information technology consultants, provision for losses of $69,000 on secondary market loan commitments and expenses related to operating as a public company, including attorney’s fees, securities filings-related costs, annual meeting expenses, printing costs for annual reports and proxy materials, and Sarbanes-Oxley compliance-related costs.  These higher expenses were partially offset by lower correspondent bank service charges due primarily to the implementation of the Check 21 program.

Income Tax Expense.  The provision for income taxes was $1.3 million for the six months ended June 30, 2008 compared to $698,000 for the six months ended June 30, 2007.  The increase was due to a higher level of pre-tax income and effective tax rate.  Our effective tax rate was 42.5% for the six months ended June 30, 2008 compared to 38.1% for the six months ended June 30, 2007.  The effective tax rate was higher due primarily to the nondeductible portion of the impairment writedown on securities.

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

BEACON FEDERAL BANCORP, INC.

	For the Three Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$749,376	$11,410	6.12%	$587,003	$9,271	6.34%
Securities	165,750	2,211	5.37	46,251	610	5.29
FHLB stock	12,870	237	7.41	4,359	142	13.07
Interest-earning deposits	12,165	75	2.48	13,424	157	4.70
Total interest-earning assets	940,161	13,933	5.96	651,037	10,180	6.28
Non-interest-earning assets	19,366			7,579
Total assets	$959,527			$658,616

Interest-bearing liabilities:
Savings	$62,520	89	0.57	$68,191	152	0.89
Money market accounts	125,940	1,064	3.40	120,106	1,415	4.73
NOW accounts	45,778	312	2.74	51,922	328	2.53
Time accounts	291,118	3,200	4.42	280,652	3,479	4.98
Total deposits	525,356	4,665	3.57	520,871	5,374	4.14
FHLB advances	249,007	2,782	4.49	77,704	932	4.81
Reverse repurchase agreements	40,000	288	2.91	8,409	112	5.34
Total interest-bearing liabilities	814,363	7,735	3.82	606,984	6,418	4.25

Non-interest-bearing deposits	28,057			5,359
Other non-interest-bearing liabilities	3,598			1,285
Total liabilities	846,018			613,628
Equity	113,509			44,988
Total liabilities and equity	$959,527			$658,616

Net interest income		$6,198			$3,762

Net interest rate spread			2.14%			2.03%

Net interest-earning assets	$125,798			$44,053

Net interest margin			2.65%			2.32%

Average of interest-earning assets to
interest-bearing liabilities			115.45%			107.26%

BEACON FEDERAL BANCORP, INC.

	For the Six Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$735,602	$22,720	6.21%	$569,773	$17,703	6.27%
Securities	156,165	4,144	5.34	46,371	1,142	4.97
FHLB stock	12,541	400	6.41	4,244	168	7.98
Interest-earning deposits	19,587	305	3.13	10,772	264	4.94
Total interest-earning assets	923,895	27,569	6.00	631,160	19,277	6.16
Non-interest-earning assets	18,488			8,026
Total assets	$942,383			$639,186

Interest-bearing liabilities:
Savings	$60,663	178	0.59	$67,216	293	0.88
Money market accounts	125,999	2,352	3.75	103,978	2,398	4.65
NOW accounts	43,219	653	3.04	51,666	662	2.59
Time accounts	281,541	6,473	4.62	279,648	6,847	4.94
Total deposits	511,422	9,656	3.80	502,508	10,200	4.10
FHLB advances	249,007	5,565	4.49	73,945	1,786	4.87
Reverse repurchase agreements	37,582	575	3.08	11,818	258	4.40
Total interest-bearing liabilities	798,011	15,796	3.98	588,271	12,244	4.20

Non-interest-bearing deposits	26,991			5,089
Other non-interest-bearing liabilities	3,255			1,122
Total liabilities	828,257			594,482
Equity	114,126			44,704
Total liabilities and equity	$942,383			$639,186

Net interest income		$11,773			$7,033

Net interest rate spread			2.02%			1.96%

Net interest-earning assets	$125,884			$42,889

Net interest margin			2.56%			2.25%

Average of interest-earning assets to
interest-bearing liabilities			115.77%			107.29%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the six months ended June 30, 2008, our liquidity ratio averaged 25.3%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2008.  We presently maintain higher liquidity levels as a result of the stock offering.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2008, cash and cash equivalents totaled $25.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $149.9 million at June 30, 2008.  On that date, we had $249.0 million in advances outstanding, with the ability to borrow an additional $38.8 million.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2008, we had $65.0 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $62.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2008 totaled $350.0 million, or 59.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the six months ended June 30, 2008, we originated $234.5 million of loans, and during the six months ended June 30, 2007, we originated $150.0 million of loans.  During the six months ended June 30, 2008 and 2007, we purchased securities of $95.4 million and $10.1 million, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits and securities sold under agreement to repurchase of $70.0 million and $20.0 million, respectively, for the six months ended June 30, 2008 and a net increase in total deposits of $69.1 million and a net decrease in securities sold under agreement to repurchase of $10.2 million for the six months ended June 30, 2007.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds.  Federal Home Loan Bank advances increased by $22.2 million for the six months ended June 30, 2008, compared to an increase of $22.7 million for the six months ended June 30, 2007.  Federal Home Loan Bank advances have primarily been used to fund loan demand. At June 30, 2008, we had the ability to borrow up to $288.3 million from the Federal Home Loan Bank of New York.

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

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At June 30, 2008 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2008 and December 31, 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios for the Bank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2008 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$73,774
Unrealized loss on AFS securities	5,635
Tier 1 (Core) Capital and Tangible Capital	79,409	7.96%	$14,955	1.50%
General valuation allowance	8,160
Deduction for low-level recourse	(521)
Total Capital to risk-weighted
assets	$87,048	13.26%	$52,532	8.00%	$65,665	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$78,888	12.01%	$26,266	4.00%	$39,399	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$79,409	7.96%	$39,880	4.00%	$49,850	5.00%

BEACON FEDERAL BANCORP, INC.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2007 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$77,000
Unrealized loss on AFS securities	328
Tier 1 (Core) Capital and Tangible Capital	77,328	8.79%	$13,189	1.50%
General valuation allowance	6,827
Deduction for low-level recourse	(119)
Total Capital to risk-weighted
assets	$84,036	13.88%	$48,439	8.00%	$60,549	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$77,209	12.75%	$24,220	4.00%	$36,329	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$77,328	8.79%	$35,170	4.00%	$43,963	5.00%

Asset Quality

General.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	June 30,	December 31,
	2008	2007
	(In Thousands)
Nonaccrual loans	$1,724	$136
Loans past due over 90 days still on accrual	12	$735
Impaired loans	2,148	222
Total nonperforming loans	3,884	1,093
Foreclosed and repossessed assets	221	319
Total nonperforming assets	$4,105	$1,412

Ratios:
Nonperforming loans to total loans	0.52%	0.15%
Nonperforming assets to total assets	0.42%	0.16%

The average balance of impaired loans for the six months ended June 30, 2008 and interest income recognized during the period that the loans were impaired was $1.9 million and $47,000, respectively.

BEACON FEDERAL BANCORP, INC.

At June 30, 2008, we had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at June 30, 2008, classified assets consisted of substandard assets of $3.5 million and doubtful assets of $2.1 million.  Substandard assets and doubtful assets were $5.2 million and $441,000, respectively, at December 31, 2007.  As of June 30, 2008 we had $17.3 million of assets designated as special mention, compared to $12.4 million at December 31, 2007.  These assets were primarily secured by commercial real estate and commercial business assets.

Allowance for losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six Months Ended
	June 30,
	2008	2007
	(In Thousands)
Beginning balance	$6,827	$5,192
Provision for loan losses	2,430	657
Loans charged off	(1,241)	(292)
Recoveries	144	$198
Ending balance	$8,160	$5,755

Ratios:
Annualized net charge-offs to average loans
outstanding	0.30%	0.03%
Allowance for loan losses to nonperforming
loans at end of period	210.09%	NM
Allowance for loan losses to total loans at
end of period	1.08%	0.94%

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	June 30, 2008		December 31, 2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in Thousands)
Commitments to make loans	$45,354	$19,637	$24,470	$21,067
Unused lines of credit and letters
of credit	$7,725	$54,957	$4,459	$42,874
Range of fixed-rate commitments	5.25%-8.50%	-	4.49%-15.00%	-

The following instruments are considered financial guarantees under FASB Interpretation 45.  These instruments are carried at fair value.  The contract amount and fair value of these instruments was as follows:

	June 30, 2008		December 31, 2007
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Standby letters of credit	$1,191	$-	$736	$-
Limited recourse obligations
related to loans sold	$521	$-	$119	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has agreements to sell residential loans up to $41 million to the FHLB of New York.  Approximately $20.1 million has been sold through June 30, 2008.  Under the agreement, the Bank has a maximum credit enhancement of $521,000 at June 30, 2008.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

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

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company is currently reviewing the applications of SFAS No. 160 and SFAS No. 141 (R).  At June 30, 2008, the Company did not have a noncontrolling interest.

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

BEACON FEDERAL BANCORP, INC.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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

As of June 30, 2008, our exposure to interest rate risk has not changed significantly from disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

Item 1A – Risk Factors

As of June 30, 2008, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	There were no sales of unregistered equity securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no issuer repurchases of equity securities during the period covered by this Report.

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

(a)	On May 22, 2008 the Company held its Annual Meeting of Stockholders.

(b)	At the meeting, Ross J. Prossner and Edward H. Butler were elected, each to serve a three-year term.

(c)	Stockholders voted on the following matters:

(i)	The election of the following directors of the Company:

DIRECTOR:	FOR	ABSTAIN

Ross J. Prossner	6,262,129	323,411

Edward H. Butler	6,267,329	318,211

(ii)	The ratification of the appointment of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ended December 31, 2008:

VOTES	FOR	AGAINST	ABSTAIN

6,585,540	6,313,591	257,260	14,689

BEACON FEDERAL BANCORP, INC.

PART II - OTHER INFORMATION (continued)

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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: August 7, 2008	BY:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	Lisa M. Jones
Lisa M. Jones, Vice-President and Principal Financial and
Accounting Officer