Form 10-Q
period 2008-09-30
Beacon Federal Bancorp, Inc.
filed 2008-11-14
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer “, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 13, 2008
Common Stock, par value $0.01 per share	7,396,431

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION - ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
Cash and due from financial institutions	$18,947	$5,448
Federal funds sold	-	8,700
Cash and cash equivalents	18,947	14,148
Interest-bearing deposits in other financial institutions	535	1,636
Securities held to maturity (fair value of $22,949 and $29,032, respectively)	24,009	29,488
Securities available for sale	161,431	92,859
Loans held for sale	1,900	696
Loans, net of allowance for loan losses of $10,326 and $6,827, respectively	762,093	708,993
Federal Home Loan Bank of New York stock	13,621	11,117
Premises and equipment, net	3,502	3,502
Accrued interest receivable	3,999	3,439
Foreclosed and repossessed assets	139	319
Bank-owned life insurance	10,315	10,002
Other assets	7,834	1,791
Total assets	$1,008,325	$877,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$591,410	$514,488
Federal Home Loan Bank advances	241,814	226,815
Securities sold under agreement to repurchase	70,000	20,000
Accrued interest payable and other liabilities	4,484	3,513
Total liabilities	907,708	764,816
Commitments and contingencies
Preferred stock, $.01 par value, 50,000,000 shares authorized;
none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares
authorized; 7,396,431 shares issued and outstanding	74	74
Additional paid-in capital	72,091	72,080
Retained earnings-substantially restricted	39,477	46,673
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,882)	(5,325)
Accumulated other comprehensive loss, net of tax benefit of $4,095 and $221, respectively	(6,143)	(328)
Total stockholders' equity	100,617	113,174
Total liabilities and stockholders' equity	$1,008,325	$877,990

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007		2008	2007
Interest and dividend income:	(Unaudited)			(Unaudited)
Loans, including fees	$11,610		$10,031	$34,330		$27,734
Securities	2,653		1,008	6,797		2,150
FHLB stock	211		160	611		328
Federal funds sold and other	37		148	342		412
Total interest income	14,511		11,347	42,080		30,624
Interest expense:
Deposits	4,525		5,446	14,181		15,646
FHLB advances	2,771		1,943	8,336		3,729
Securities sold under agreement to repurchase	410		26	985		284
Total interest expense	7,706		7,415	23,502		19,659
Net interest income	6,805		3,932	18,578		10,965
Provision for loan losses	3,427		737	5,857		1,394
Net interest income after provision
for loan losses	3,378		3,195	12,721		9,571
Noninterest income:
Service charges	761		647	2,111		1,837
Commission and fee income	306		92	573		349
Change in cash surrender value of BOLI	81		-	313		-
Gain on sale of loans	-		-	98		-
Gain on sale of securities available for sale	-		-	129		-
Other	74		125	242		220
Total noninterest income	1,222		864	3,466		2,406
Noninterest expense:
Salaries and employee benefits	2,139		1,560	6,372		4,958
Occupancy and equipment	336		310	983		908
Advertising and marketing	97		57	308		226
Telephone, delivery and postage	229		108	609		355
Supplies	80		70	194		300
Audit and examination	176		79	470		220
FDIC premium expense	94		94	286		275
Provision for loss on foreclosed assets	-		-	-		110
Impairment writedown on securities	9,967		-	10,768		-
Provision for loss on premises	-		218	-		218
Other	743		559	2,331		1,570
Total noninterest expense	13,861		3,055	22,321		9,140
Income (loss) before income taxes	(9,261)		1,004	(6,134)		2,837
Income tax expense (benefit)	(817)		399	513		1,097
Net income (loss)	$(8,444)		$605	$(6,647)		$1,740
Basic and diluted earnings (loss) per share	$(1.22)	$	N/A	$(0.97)	$	N/A

N/A Not applicable.

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income (loss)	$(8,444)	$605	$(6,647)	$1,740
Other comprehensive income (loss):
Reclass for gain on sale of securities,
net of tax of $52	-	-	(77)	-
Reclass for impairment writedown on
securities, net of tax benefit of
$1,839 and $1,839, respectively	8,128	-	8,929	-
Unrealized gains (losses) on securities
arising during the period, net of tax
benefit of $2,179, $108, $5,661 and
$159, respectively	(8,635)	(163)	(14,667)	(239)
Comprehensive income (loss)	$(8,951)	$442	$(12,462)	$1,501

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:	(Unaudited)
Net income (loss)	$(6,647)	$1,740
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Provision for loan losses	5,857	1,394
Provision for loss on foreclosed assets	-	110
Provision for loss on premises	-	218
Depreciation and amortization	361	326
ESOP expense	454	-
Amortization of net deferred loan costs	1,161	624
Net amortization of premiums and discounts on securities	15	17
Gain on sale of loans	(98)	-
Originations of loans held for sale	(25,965)	-
Proceeds from loans held for sale	24,859	-
Gain on sale of securities available for sale	(129)	-
Impairment writedown on securities	10,768	-
Increase in cash surrender value of BOLI	(313)	-
Net change in:
Accrued interest receivable	(560)	(757)
Other assets	(2,169)	(6,556)
Accrued interest payable and other liabilities	971	117
Net cash provided by (used for) operating activities	8,565	(2,767)
Cash flows from investing activities:
Purchase of FHLB stock	(5,723)	(8,776)
Redemption of FHLB stock	3,219	3,069
Maturities of interest-bearing deposits in other financial
institutions	1,101	499
Securities held to maturity:
Maturities, prepayments and calls	5,428	5,388
Securities available for sale:
Purchases	(122,236)	(56,704)
Proceeds from maturity or call	33,243	492
Proceeds from sale	129	-
Loan originations and payments, net	(60,136)	(131,490)
Purchase of premises and equipment	(361)	(575)
Proceeds from sale of foreclosed and repossessed assets, net	198	-
Net cash used for investing activities	$(145,138)	$(188,097)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from financing activities:	(Unaudited)
Net change in deposits	$76,922	$117,307
Proceeds from FHLB advances	291,749	981,593
Repayment of FHLB advances	(276,750)	(857,875)
Proceeds from securities sold under agreement to repurchase	50,000	-
Repayment of securities sold under agreement to repurchase	-	(15,227)
Cash dividends	(549)	-
Net cash provided by financing activities	141,372	225,798
Net change in cash and cash equivalents	4,799	34,934
Cash and cash equivalents at beginning of period	14,148	8,799
Cash and cash equivalents at end of period	$18,947	$43,733
Supplemental cash flow information:
Interest paid	$23,418	$18,950
Income taxes paid	2,183	1,312
Real estate and repossessions acquired in settlement of loans	$413	$465
Loans originated to finance the sale of foreclosed assets	$395	$997

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

NOTE 2 – STOCK CONVERSION

On October 1, 2007, Beacon Federal completed its conversion from a mutual savings association to a capital stock savings association (the “Bank”). A new holding company, Beacon Federal Bancorp, Inc. (the “Company”), was established as part of the conversion.  The public offering was consummated through the sale and issuance by Beacon Federal Bancorp, Inc. of 7,396,431 shares of common stock at $10 per share.  Net proceeds of $66.2 million were raised in the stock offering, after deduction of estimated conversion costs of $2.0 million and excluding $5.9 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling the ESOP to purchase 591,714 shares of common stock in the offering for the benefit of the Bank’s employees.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.

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

BEACON FEDERAL BANCORP, INC.

NOTE 3 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are based upon the weighted-average shares outstanding.  ESOP shares, which have been committed to be released, are considered outstanding.

Loss per share for the three months ended September 30, 2008 was based upon a net loss of $8.4 million and weighted-average shares outstanding of 7,396,000 less ESOP shares not yet committed to be released of 495,000, or 6,901,000.

Loss per share for the nine months ended September 30, 2008 was based upon a net loss of $6.6 million and weighted-average shares outstanding of 7,396,000 less ESOP shares not yet committed to be released of 510,000, or 6,886,000.  Earnings per share are not applicable for periods prior to the conversion date of October 1, 2007.

NOTE 4 – UNREALIZED LOSSES ON SECURITIES

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2008	Value	loss	Value	loss	Value	loss

Pooled trust preferred
securities	$5,209	$(6,881)	$-	$-	$5,209	$(6,881)
Mortgage-backed securities	42,646	(424)	2,618	(40)	45,264	(464)
Collateralized mortgage
obligations	52,708	(2,468)	10,455	(2,155)	63,163	(4,623)
	$100,563	$(9,773)	$13,073	$(2,195)	$113,636	$(11,968)

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

NOTE 5 – IMPAIRMENT WRITEDOWN ON SECURITIES

During each quarter of 2008, the Company determined that an impairment writedown was required on certain securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Securities.”  The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuer, and the ability to recover its initial cost basis within a reasonable period of time.  Based on these factors, the Company recorded an impairment charge of $528 on its FNMA perpetual preferred stock during the quarter ended March 31, 2008.  During the three months ended June 30, 2008 and three months ended September 30, 2008, impairment charges of $273 and $5.4 million, respectively, were recorded on the FNMA and FHLMC perpetual preferred stock.  At September 30, 2008, the cost basis of the FNMA and FHLMC perpetual preferred stock was $493.

BEACON FEDERAL BANCORP, INC.

The impairment charge on the Freddie Mac and Fannie Mae perpetual preferred stock for the quarter ended September 30, 2008 resulted from the significant decline in the value of the securities following the announcement by the Federal Housing Finance Agency (“the FHFA”) that both government sponsored enterprises have been placed under conservatorship.  Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of Freddie Mac and Fannie Mae.  Management of the Company has determined the impairment to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value and other factors concerning the issuers of the securities.

In addition, the Company recorded an aggregate impairment charge of $4.6 million on a collateralized mortgage obligation and two trust preferred securities.  The collateralized mortgage obligation was rated “A” by Moody’s at September 30, 2008.  The two trust preferred securities were downgraded to “Baa1” and “Ba1”, respectively, at September 30, 2008.

The impairment charge on the private label, collateralized mortgage obligation and two trust preferred securities resulted from the deterioration and adverse changes in the cash flows of the underlying securities, reflective of the continued turmoil in the financial markets resulting from the “sub-prime crisis.”

Collateralized mortgage obligations and trust preferred securities with ratings under “AA” were evaluated for other-than-temporary impairment under Emerging Issues Task Force No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.”

The Company concluded that no additional other-than-temporary impairments were required at September 30, 2008.

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

The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs in which little, if any, market activity exists, requiring entities to develop their own assumptions and data.

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

BEACON FEDERAL BANCORP, INC.

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

BEACON FEDERAL BANCORP, INC.

Assets Measured at Fair Value on a Recurring Basis.  The following table summarizes financial assets measured at fair value on a recurring basis at September 30, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$-	$16,190	$-	$16,190
Pooled trust preferred securities	-	6,059	-	6,059
Mortgage-backed securities	-	49,001	-	49,001
Collateralized mortgage obligations	-	89,688	-	89,688
Equity securities:
FNMA and FHLMC preferred stock	493	-	-	493
	$493	$160,938	$-	$161,431

Mortgage servicing rights	$-	$244	$-	$244

Assets Measured at Fair Value on a Non-Recurring Basis.  Assets measured at fair value on a non-recurring basis at September 30, 2008 include impaired loans of $2,982, utilizing level 3 inputs and loans held for sale of $1,900, utilizing level 2 inputs.  The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $2,651 at September 30, 2008.  There was a provision for losses on these loans of $1,419 and $2,267 during the three and nine months ended September 30, 2008, respectively.

BEACON FEDERAL BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

U.S. Treasury’s Capital Purchase Program.  The Company intends to apply to participate in the U.S. Treasury’s Capital Purchase Program (“Program”).  The Company would be eligible to receive investment funds ranging between $6.8 million and $20.5 million from the U.S. Treasury. While the Company and the Bank are both well-capitalized, participation in the Program might enhance the Company’s flexibility in meeting future capital needs that may arise.  The Company has not made a final decision as to participation in the Program.

BEACON FEDERAL BANCORP, INC.

FDIC Temporary Liquidity Guarantee Program.  On October 23, 2008, the Federal Deposit Insurance Corporation (“FDIC”) issued an interim rule, establishing the Temporary Liquidity Guarantee Program (“TLGP”), effective October 14, 2008.  The TLGP consists of two components: the Debt Guarantee Program (“DGP”), a temporary guarantee (through June 30, 2012) of newly-issued senior unsecured debt up to prescribed limits issued from October 14, 2008 through June 30, 2009 and the Transaction Account Guarantee Program (“TAGP”), a temporary guarantee of noninterest-bearing transaction accounts held at FDIC-insured depository institutions in excess of the existing deposit insurance limit of $250,000 per account.  Entities must inform the FDIC whether they will opt out of either or both of the programs under the TLGP on or before December 5, 2008.  The Company will opt out of the DGP, but is participating in the TAGP.  Retroactive to November 13, 2008, the Company will be assessed on a quarterly basis an annualized amount equal to 10 basis points on the non-interest bearing deposit balances exceeding the existing deposit insurance limit of $250,000.  Management does not expect that the assessment under the TAGP will have any material impact on the results of operations of the Company.

Operating Results.  The Company reported a net loss of $8.4 million for the three months ended September 30, 2008, compared to net income of $605,000 for the three months ended September 30, 2007.  The Company incurred a net loss of $6.6 million for the nine months ended September 30, 2008, compared to net income of $1.7 million for the nine months ended September 30, 2007.

The net losses reflect a substantial impairment writedown on securities, an increased provision for loan losses, higher non-interest expenses, partially offset by an increase in net interest income and non-interest income and lower income taxes.

Financial Condition.  Total assets increased $130.3 million to $1.0 billion at September 30, 2008 from $878.0 million at December 31, 2007, as a result of a $53.1 million increase in net loans, a $63.1 million increase in securities, a $2.5 million increase in FHLB of New York stock, a $4.8 million increase in cash and cash equivalents and a $6.0 million increase in other assets, funded by a $76.9 million increase in deposits and a $65.0 million increase in borrowings.  Stockholders’ equity decreased $12.6 million due to a $5.8 million increase in the accumulated other comprehensive loss, net of taxes, cash dividends of $549,000, and a net loss of $6.6 million for the nine months ended September 30, 2008, partially offset by the release of ESOP shares of $454,000.

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

BEACON FEDERAL BANCORP, INC.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Loans, Net.  Net loans increased $53.1 million, or 7.5%, to $762.1 million at September 30, 2008 from $709.0 million at December 31, 2007, reflecting strong business relationships maintained by our loan staff in their local markets.  During the nine months ended September 30, 2008, loan growth was experienced primarily in one-to four-family loans, indirect automobile loans and commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

Securities.  Securities available for sale increased to $161.4 million at September 30, 2008 from $92.9 million at December 31, 2007.  The increase in securities available for sale reflected the deployment of excess liquidity resulting from the conversion and public offering in October 2007 and proceeds from deposits.  Securities held to maturity decreased $5.5 million to $24.0 million at September 30, 2008.  During the quarter ended March 31, 2008, the Company recorded an impairment charge of $528,000 on its FNMA perpetual preferred stock.  During the quarter ended June 30, 2008 and quarter ended September 30, 2008, impairment charges of $273,000 and $5.4 million, respectively, were recorded on the FNMA and FHLMC perpetual preferred stock.  At September 30, 2008, the cost basis of the FNMA and FHLMC perpetual preferred stock was $493,000.  In addition, the Company recorded an aggregate impairment charge of $4.6 million on a collateralized mortgage obligation and two trust preferred securities during the quarter ended September 30, 2008.

Other Assets.  Federal Home Loan Bank of New York stock increased $2.5 million to $13.6 million at September 30, 2008 as required by the FHLB due to a higher level of FHLB advances outstanding.  Accrued interest receivable increased due to a higher balance of loans and securities outstanding and timing of interest receipts.  Other assets increased $6.0 million to $7.8 million at September 30, 2008 as a result of a higher deferred tax asset on net unrealized losses on securities available for sale.

Deposits.  Deposits increased $76.9 million, or 15.0%, to $591.4 million at September 30, 2008 from $514.5 million at December 31, 2007, due to the success of promotional efforts throughout the period to attract additional deposits.  Certificate of deposit accounts increased by $34.8 million and represented our largest dollar increase in our deposit accounts.  Checking accounts and money market accounts increased by $14.5 million and $29.1 million, respectively.  Overall, total “core” deposits (savings, money market, non-interest bearing demand and NOW accounts) increased by $42.1 million, or 8.2%.

Borrowings.  FHLB advances are utilized to the extent that liquidity needs are not met by an increase in customer deposits. FHLB advances increased $15.0 million, or 6.6%, to $241.8 million at September 30, 2008 from $226.8 million at December 31, 2007.  FHLB advances were generally utilized to a greater degree because the costs for such advances were lower than retail certificates of deposit in the period.  Securities sold under agreement to repurchase increased by $50.0 million to $70.0 million at September 30, 2008.  These borrowings were utilized since the rates were more attractive than FHLB advances with similar terms.

Stockholders’ Equity.  Stockholders’ equity decreased $12.6 million, or 11.1%, to $100.6 million at September 30, 2008 from $113.2 million at December 31, 2007.  The decrease reflected an increase of $5.8 million in net unrealized losses on securities available for sale, less tax effect, cash dividends paid of $549,000 and a net loss of $6.6 million for the nine months ended September 30, 2008, partially offset by the release of ESOP shares of $454,000.

Net unrealized losses on securities available for sale before tax effect increased to $10.2 million at September 30, 2008 from $549,000 at December 31, 2007.  The majority of these unrealized losses related to collateralized mortgage obligations (CMOs) and pooled trust preferred securities.  The pooled trust preferred securities and CMOs with unrealized losses were rated “Aaa” by Moody’s at September 30, 2008. The decline in the value of our securities portfolio was a result of increased risk premiums (spreads) demanded from investors due to the continued turmoil in the financial markets resulting from the “sub prime crisis.”  The increase in spreads more than offset the decline in interest rates and was reflected in lower pricing of the portfolio as compared to December 31, 2007.

With the exception of the writedown of the FNMA and FHLMC perpetual preferred stock, one collateralized mortgage obligation and two trust preferred securities, management does not believe that an adverse change in the cash flows of the underlying securities had occurred as of September 30, 2008.  Accordingly, the declines in value were not considered to be other than temporary.

BEACON FEDERAL BANCORP, INC.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Interest Income.  Interest income increased $3.2 million, or 27.9%, to $14.5 million for the three months ended September 30, 2008 from $11.3 million for the three months ended September 30, 2007.  The increase resulted primarily from higher average balances of loans and securities in the 2008 period compared to the 2007 period.  The average balances of loans and securities increased primarily as a result of the deployment of net proceeds raised in the initial public offering completed in October 2007 and proceeds from deposits and borrowings.

Interest income on loans increased to $11.6 million for the three months ended September 30, 2008 from $10.0 million for the three months ended September 30, 2007 due to a higher average balance of loans, partially offset by a lower average yield.  The average balance of loans increased to $768.9 million for the three months ended September 30, 2008 from $647.4 million for the three months ended September 30, 2007, reflecting our continued emphasis on loan growth.  The average yield earned on loans decreased to 6.01% for the three months ended September 30, 2008 from 6.15% for the three months ended September 30, 2007, as a result of a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2008 period compared to the 2007 period.  Interest income on securities, including FHLB stock, increased $1.7 million, or 145.2%, to $2.9 million for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007, reflecting a higher average balance of such securities (to $198.9 million from $82.6 million) and higher average yields on such securities to 5.76% from 5.61%.

Interest Expense.  Interest expense increased $291,000, or 3.9%, to $7.7 million for the three months ended September 30, 2008 from $7.4 million for the three months ended September 30, 2007.  The increase in interest expense reflected substantially higher average balances of borrowings used to fund loan growth, partially offset by lower rates.

Interest expense on deposits decreased $921,000, or 16.9%, to $4.5 million for the three months ended September 30, 2008 from $5.4 million for the three months ended September 30, 2007, reflecting a decrease in the average rate paid on deposits to 3.30% from 4.18%.  The average balance of such deposits increased to $545.5 million for the three months ended September 30, 2008 from $517.8 million for the three months ended September 30, 2007.  The average balance of non-interest-bearing deposits increased to $28.6 million for the three months ended September 30, 2008, compared to $23.5 million for the same period last year.

Interest expense on money market accounts also decreased to $1.2 million from $1.4 million, reflecting substantially lower average rates on such accounts (3.16% in the 2008 period compared to 4.53% in the 2007 period) and partially offset by higher average balances ($154.0 million compared to $122.5 million).  Interest expense on certificates of deposit decreased to $2.9 million for the three months ended September 30, 2008 from $3.6 million for the three months ended September 30, 2007, due to a lower average rate on such deposits (4.07% compared to 5.04%), partially offset by a higher average balance ($282.2 million compared to $281.0 million).  At September 30, 2008, we had $57.2 million in brokered deposits.  Brokered deposits were utilized since the rates were more attractive than local, retail deposits.  Brokered deposits are highly susceptible to withdrawal at maturity if the rates we pay on such deposits are not competitive.

BEACON FEDERAL BANCORP, INC.

Interest expense on borrowings increased to $3.2 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007.  The increase was due to a higher average balance of such borrowings, to $304.2 million for the three months ended September 30, 2008 from $162.4 million for the three months ended September 30, 2007, as borrowings were used to supplement deposits to fund loan growth.  The interest rates paid on such borrowings decreased to 4.04% from 4.81%.

Net Interest Income.  Net interest income increased $2.9 million, or 73.1%, to $6.8 million for the three months ended September 30, 2008 from $3.9 million for the three months ended September 30, 2007.  The increase in net interest income was due to an increase in net interest-earning assets to $121.6 million for the three months ended September 30, 2008 from $61.9 million for the three months ended September 30, 2007 and increases in our net interest rate spread (to 2.33% from 1.74%) and net interest margin (to 2.79% from 2.10%).  The net interest margin increased 69 basis points due to growth in net interest-earning assets of the Company, primarily as a result of the stock conversion completed in early October 2007.

Provision for Loan Losses.  We recorded a provision for loan losses of $3.4 million for the three months ended September 30, 2008 compared to a provision for loan losses of $737,000 for the three months ended September 30, 2007.  The provision for loan losses reflected an increase in nonperforming commercial real estate loans and commercial business loans, a higher level of charge-offs in the commercial and consumer loan areas and overall growth of the loan portfolio, particularly in commercial loans.

Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending.  The provision recorded reflected net charge offs of $1.3 million for the three months ended September 30, 2008 compared to net charge offs of $456,000 for the three months ended September 30, 2007.  Net charge-offs increased due primarily to write-downs on commercial business loans and consumer loans, principally secured by automobiles.

The allowance for loan losses was $10.3 million, or 1.35%, of total loans at September 30, 2008 compared to $8.2 million, or 1.08%, of total loans at June 30, 2008.  Total nonperforming loans were $5.9 million at September 30, 2008 compared to $3.9 million at June 30, 2008.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable that a loss has occurred and the amount is reasonable to estimate for the three months ended September 30, 2008 and 2007.

Non-Interest Income.  Non-interest income increased to $1.2 million for the three months ended September 30, 2008 from $864,000 for the three months ended September 30, 2007.  Commission and fee income for the three months ended September 30, 2008 includes income from credit life and disability insurance of $199,000 as a result of a lower experience rate of claims filed by the Company’s customers.  Additionally, the Company recognized $81,000 as a result of the change in cash surrender value of bank-owned life insurance.  Service charges increased $114,000, to $761,000 for the three months ended September 30, 2008, reflecting higher deposit-related fees.

Non-Interest Expense.  Non-interest expense increased $10.8 million, or 353.7%, to $13.9 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007.  During the quarter ended September 30, 2008, there was an aggregate impairment loss of $10.0 million recorded on our Fannie Mae and Freddie Mac perpetual preferred stock, a collateralized mortgage obligation and two trust preferred securities.  To a lesser extent, the increase in non-interest expense reflected higher salaries and benefits, higher telephone and postage expenses, higher audit and examination expenses and higher other non-interest expenses, partially offset by the absence of provision for loss on premises, which was recognized during the 2007 period.

BEACON FEDERAL BANCORP, INC.

Salaries and employee benefits increased by $579,000 due primarily to higher employee bonuses accrued, normal salary increases, $144,000 of ESOP expense and $44,000 of Supplemental Executive Retirement Plan (SERP) expense on behalf of the Chief Executive Officer of the Company and Bank, approved in December 2007.  There were no ESOP or SERP expenses during the 2007 period.  SERP expense will be recognized over the remaining service period of the Chief Executive Officer based upon the present value of benefits expected to be provided under the SERP.

Telephone, delivery and postage expenses increased due to switching to a new telephone and server system and temporarily operating dual phone systems.  As a result of this process, the telephone costs are expected to decrease in the near term.  Audit and examination expenses increased due primarily to higher professional expenses associated with our status as a public company.

Other non-interest expense increased due to an impairment writedown of $10.0 million on securities and, to a lesser extent, higher education costs, board fees, check fraud loss of $58,000, fees paid to outside information technology consultants, and expenses related to operating as a public company, including attorney’s fees, securities filings-related costs, and Sarbanes-Oxley compliance-related costs.

Income Tax Expense (Benefit).  The Company recognized a tax benefit of $817,000 for the three months ended September 30, 2008, compared to an expense of $399,000 for the three months ended September 30, 2007.  The tax benefit was due to a pre-tax loss incurred for the three months ended September 30, 2008, offset by a lower effective tax rate.  Our effective tax rate was 8.8% on the pre-tax loss for the three months ended September 30, 2008, compared to 39.7% on the pre-tax income for the three months ended September 30, 2007.  The effective tax rate was lower due primarily to the nondeductible impairment writedown on Freddie Mac and Fannie Mae perpetual preferred stock.  There was no tax deduction on the impairment writedown through September 30, 2008, since there were no prior year’s capital gains to offset the capital losses.  A tax benefit of $2.5 million on the Freddie Mac and Fannie Mae impairment charge will be recognized in the fourth quarter of 2008 as a result of the Emergency Economic Stabilization Act of 2008, which was enacted in October 2008 and treats the impairment charges as ordinary losses.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Interest Income.  Interest income increased $11.5 million, or 37.4%, to $42.1 million for the nine months ended September 30, 2008 from $30.6 million for the nine months ended September 30, 2007.  The increase resulted primarily from higher average balances of loans and securities in the 2008 period compared to the 2007 period.  The average balances of loans increased primarily as a result of the deployment of net proceeds raised in the initial public offering completed in October 2007 and proceeds from deposits and borrowings.

Interest income on loans increased to $34.3 million for the nine months ended September 30, 2008 from $27.7 million for the nine months ended September 30, 2007.  The increase was due to a higher average balance of loans, partially offset by a lower average yield.  The average balance of loans increased to $746.8 million for the nine months ended September 30, 2008 from $595.9 million for the nine months ended September 30, 2007, reflecting our continued emphasis on loan growth.  The average yield earned on loans decreased to 6.14% for the nine months ended September 30, 2008 from 6.23% for the nine months ended September 30, 2007, as a result of a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial business and multi-family loans in our loan portfolio during the 2008 period compared to the 2007 period.  Interest income on securities, including FHLB stock, increased $4.9 million, or 199.0%, to $7.4 million for the nine months ended September 30, 2008 from $2.5 million for the nine months ended September 30, 2007, reflecting a higher average balance of such securities (to $178.9 million from $61.4 million) as well as higher average yields on such securities to 5.52% from 5.40%.

BEACON FEDERAL BANCORP, INC.

Interest Expense.  Interest expense increased $3.8 million, or 19.5%, to $23.5 million for the nine months ended September 30, 2008 from $19.7 million for the nine months ended September 30, 2007.  The increase in interest expense reflected substantially higher average balances of borrowings used to fund loan growth, partially offset by lower rates.

Interest expense on deposits decreased $1.4 million, or 9.4%, to $14.2 million for the nine months ended September 30, 2008 from $15.6 million for the nine months ended September 30, 2007, reflecting a decrease in the average rate paid on deposits to 3.62% from 4.12%.  The average balance of such deposits increased to $523.1 million for the nine months ended September 30, 2008 from $507.7 million for the nine months ended September 30, 2007.  The average balance of non-interest-bearing deposits increased to $27.5 million for the nine months ended September 30, 2008, compared to $11.3 million for the same period last year.

Interest expense on money market accounts decreased to $3.6 million for the nine months ended September 30, 2008 from $3.8 million for the nine months ended September 30, 2007, as lower average rates on such accounts (3.52% in the 2008 period compared to 4.61% in the 2007 period) were partially offset by higher average balances on such accounts ($135.6 million compared to $110.2 million).  Interest expense on certificates of deposit decreased to $9.4 million for the nine months ended September 30, 2008 from $10.4 million for the nine months ended September 30, 2007, due to a lower average rate (4.44% compared to 4.98%), partially offset by a higher average balance ($281.8 million compared to $280.1 million).  At September 30, 2008, we had $57.2 million in brokered deposits.  Brokered deposits were utilized since the rates were more attractive than local, retail deposits.  Brokered deposits are highly susceptible to withdrawal at maturity if the rates we pay on such deposits are not competitive.

Interest expense on borrowings increased to $9.3 million for the nine months ended September 30, 2008 from $4.0 million for the nine months ended September 30, 2007.  The increase was due to a higher average balance of such borrowings, to $292.5 million for the nine months ended September 30, 2008 from $111.6 million for the nine months ended September 30, 2007, as borrowings were used to supplement deposits to fund loan growth.  The average rate paid on such borrowings decreased to 4.25% from 4.81%.

Net Interest Income.  Net interest income increased $7.6 million, or 69.4%, to $18.6 million for the nine months ended September 30, 2008 from $11.0 million for the nine months ended September 30, 2007.  The increase in net interest income was due to an increase in net interest-earning assets to $124.2 million for the nine months ended September 30, 2008 from $49.3 million for the nine months ended September 30, 2007 and increases in our net interest rate spread (to 2.13% from 1.88%) and net interest margin (to 2.64% from 2.19%).  The net interest margin increased 45 basis points due to growth in net interest-earning assets of the Company, primarily as a result of the stock conversion completed in early October 2007.

BEACON FEDERAL BANCORP, INC.

Provision for Loan Losses.  We recorded a provision for loan losses of $5.9 million for the nine months ended September 30, 2008 compared to a provision for loan losses of $1.4 million for the nine months ended September 30, 2007.  The provision for loan losses resulted from an increase in nonperforming commercial real estate loans and commercial business loans, a higher level of charge-offs in the commercial and consumer loan areas, and overall growth of the loan portfolio, particularly in commercial loans.

Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending.  The provision reflected net charge offs of $2.4 million for the nine months ended September 30, 2008 compared to net charge offs of $550,000 for the nine months ended September 30, 2007.  Net charge-offs increased due primarily to write-downs on commercial business loans and consumer loans, principally secured by automobiles.

The allowance for loan losses was $10.3 million, or 1.35% of total loans at September 30, 2008 compared to $6.8 million, or 0.96%, of total loans at December 31, 2007.  Total nonperforming loans were $5.9 million at September 30, 2008 compared to $1.1 million at December 31, 2007.  Nonperforming loans at September 30, 2008 were primarily secured by commercial real estate and commercial business assets.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable that a loss has occurred and the amount is reasonable to estimate for the nine months ended September 30, 2008 and 2007.

Non-Interest Income.  Non-interest income increased to $3.5 million for the nine months ended September 30, 2008 from $2.4 million for the nine months ended September 30, 2007.  Commission and fee income for the nine months ended September 30, 2008 included income from credit life and disability insurance of $199,000 as a result of a lower experience rate of claims filed by the Company’s customers.  During the nine months ended September 30, 2008, the Company recognized a gain of $129,000 as a result of a sale of its equity investment in Visa, Inc., acquired as part of the restructuring that resulted in Visa, Inc. issuing common stock to members of Visa U.S.A.  In addition, the Company recognized $313,000 during the nine months ended September 30, 2008 as a result of the change in cash surrender value of bank-owned life insurance.  Service charges increased $274,000, to $2.1 million for the nine months ended September 30, 2008, reflecting higher deposit-related fees.

Non-Interest Expense.  Non-interest expense increased $13.2 million, or 144.2%, to $22.3 million for the nine months ended September 30, 2008 from $9.1 million for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, there was an impairment loss of $10.8 million recorded on our Fannie Mae and Freddie Mac perpetual preferred stock, a collateralized mortgage obligation and two trust preferred securities.  To a lesser extent, the increase reflected higher salaries and benefits, higher occupancy and equipment expenses, higher telephone expenses, higher audit and examination expenses, higher advertising and marketing, and higher other non-interest expenses, partially offset by lower supplies expenses and absence of the provision for loss on foreclosed assets and provision for loss on premises, which were recognized during the 2007 period.

Salaries and employee benefits increased by $1.4 million due to higher employee bonuses accrued, normal salary increases, compensation costs related to the retirement of the Company’s Chief Financial Officer on June 27, 2008, $454,000 of ESOP expense and $130,000 of Supplemental Executive Retirement Plan (SERP) expense on behalf of the Chief Executive Officer of the Company and Bank, approved in December 2007.  There were no ESOP or SERP expenses during the 2007 period.  SERP expense will be recognized over the remaining service period of the Chief Executive Officer based upon the present value of benefits expected to be provided under the SERP.

BEACON FEDERAL BANCORP, INC.

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

Other non-interest expense increased due to an impairment writedown of $10.8 million on securities and, to a lesser extent, higher insurance costs, subscription costs, board fees, check fraud loss of $58,000, personnel recruitment costs, fees paid to outside information technology consultants, provision for losses of $69,000 on secondary market loan commitments and expenses related to operating as a public company, including attorney’s fees, securities filings-related costs, annual meeting expenses, printing costs for annual reports and proxy materials, and Sarbanes-Oxley compliance-related costs.  These higher expenses were partially offset by lower correspondent bank service charges due primarily to the implementation of the Check 21 program.

Income Tax Expense.  The provision for income taxes was $513,000 for the nine months ended September 30, 2008 compared to $1.1 million for the nine months ended September 30, 2007.  The decrease was due to a pre-tax loss incurred for the nine months ended September 30, 2008, partially offset by a lower effective tax rate.  Our effective tax rate was 8.4% for the nine months ended September 30, 2008 compared to 38.7% for the nine months ended September 30, 2007.  The effective tax rate was lower due primarily to the nondeductible portion of the impairment writedown on the Freddie Mac and Fannie Mae perpetual preferred stock.  There was no tax deduction on the impairment writedown through September 30, 2008, since there were no prior year’s capital gains to offset the capital losses.  A tax benefit of $2.5 million on the Freddie Mac and Fannie Mae impairment charge will be recognized in the fourth quarter of 2008 as a result of the Emergency Economic Stabilization Act of 2008, which was enacted in October 2008 and treats the impairment charges as ordinary losses.

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

BEACON FEDERAL BANCORP, INC.

	For the Three Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$768,897	$11,610	6.01%	$647,353	$10,031	6.15%
Securities	184,829	2,653	5.71	74,561	1,008	5.37
FHLB stock	14,090	211	5.96	8,073	160	7.87
Interest-earning deposits	3,395	37	4.34	12,171	148	4.83
Total interest-earning assets	971,211	14,511	5.94	742,158	11,347	6.07
Non-interest-earning assets	21,497			9,764
Total assets	$992,708			$751,922

Interest-bearing liabilities:
Savings	$62,338	84	0.54	$66,855	128	0.76
Money market accounts	153,985	1,223	3.16	122,500	1,398	4.53
NOW accounts	46,972	333	2.82	47,473	350	2.93
Time accounts	282,182	2,885	4.07	280,981	3,570	5.04
Total deposits	545,477	4,525	3.30	517,809	5,446	4.18
FHLB advances	250,252	2,771	4.41	160,756	1,943	4.80
Reverse repurchase agreements	53,913	410	3.03	1,666	26	6.20
Total interest-bearing liabilities	849,642	7,706	3.61	680,231	7,415	4.33

Non-interest-bearing deposits	28,641			23,459
Other non-interest-bearing liabilities	4,417			2,663
Total liabilities	882,700			706,353
Equity	110,008			45,569
Total liabilities and equity	$992,708			$751,922

Net interest income		$6,805			$3,932

Net interest rate spread			2.33%			1.74%

Net interest-earning assets	$121,569			$61,927

Net interest margin			2.79%			2.10%

Average of interest-earning assets to
interest-bearing liabilities			114.31%			109.10%

BEACON FEDERAL BANCORP, INC.

	For the Nine Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$746,782	$34,330	6.14%	$595,917	$27,734	6.23%
Securities	165,789	6,797	5.48	55,874	2,150	5.15
FHLB stock	13,061	611	6.25	5,534	328	7.93
Interest-earning deposits	14,150	342	3.23	11,244	412	4.90
Total interest-earning assets	939,782	42,080	5.98	668,569	30,624	6.13
Non-interest-earning assets	19,450			8,539
Total assets	$959,232			$677,108

Interest-bearing liabilities:
Savings	$61,225	262	0.57	$67,097	421	0.84
Money market accounts	135,629	3,575	3.52	110,219	3,796	4.61
NOW accounts	44,454	986	2.96	50,253	1,012	2.69
Time accounts	281,753	9,358	4.44	280,093	10,417	4.98
Total deposits	523,061	14,181	3.62	507,662	15,646	4.12
FHLB advances	249,426	8,336	4.46	102,607	3,729	4.86
Reverse repurchase agreements	43,066	985	3.06	8,990	284	4.23
Total interest-bearing liabilities	815,553	23,502	3.85	619,259	19,659	4.25

Non-interest-bearing deposits	27,545			11,269
Other non-interest-bearing liabilities	3,554			1,519
Total liabilities	846,652			632,047
Equity	112,580			45,061
Total liabilities and equity	$959,232			$677,108

Net interest income		$18,578			$10,965

Net interest rate spread			2.13%			1.88%

Net interest-earning assets	$124,229			$49,310

Net interest margin			2.64%			2.19%

Average of interest-earning assets to
interest-bearing liabilities			115.23%			107.96%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the nine months ended September 30, 2008, our liquidity ratio averaged 12.3%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2008.  We presently maintain higher liquidity levels as a result of the stock offering.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2008, cash and cash equivalents totaled $18.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $161.4 million at September 30, 2008.  On that date, we had $241.8 million in advances outstanding, with the ability to borrow an additional $37.8 million.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2008, we had $53.0 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $64.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2008 totaled $334.0 million, or 56.4% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the nine months ended September 30, 2008, we originated $310.0 million of loans, and during the nine months ended September 30, 2007, we originated $235.7 million of loans.  During the nine months ended September 30, 2008 and 2007, we purchased securities of $122.2 million and $56.7 million, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits and securities sold under agreement to repurchase of $76.9 million and $50.0 million, respectively, for the nine months ended September 30, 2008 and a net increase in total deposits of $117.3 million and a net decrease in securities sold under agreement to repurchase of $15.2 million for the nine months ended September 30, 2007.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds.  Federal Home Loan Bank advances increased by $15.0 million for the nine months ended September 30, 2008, compared to an increase of $123.7 million for the nine months ended September 30, 2007.  Federal Home Loan Bank advances have primarily been used to fund loan demand. At September 30, 2008, we had the ability to borrow up to $280.6 million from the Federal Home Loan Bank of New York.

BEACON FEDERAL BANCORP, INC.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At September 30, 2008, the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2008 and December 31, 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution's category.

BEACON FEDERAL BANCORP, INC.

Actual and required capital amounts and ratios for the Bank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30, 2008 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$64,918
Tax effect on FHLMC and FNMA preferred
stock (1)	2,469
Unrealized loss on AFS securities, net	6,143
Tier 1 (Core) Capital and Tangible Capital	73,530	7.23%	$15,252	1.50%
General valuation allowance (2)	8,587
Deduction for low-level recourse	(917)
Total Capital to risk-weighted
assets	$81,200	11.85%	$54,817	8.00%	$68,522	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$72,613	10.60%	$27,409	4.00%	$41,113	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$73,530	7.23%	$40,673	4.00%	$50,842	5.00%

(1) Includable as a result of announcement
by Federal banking and thrift regulatory
agencies on October 17, 2008.
(2) Limited to 1.25% of risk-weighted assets.

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

BEACON FEDERAL BANCORP, INC.

Asset Quality

General.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	September 30,	December 31,
	2008	2007
	(In Thousands)
Nonaccrual loans	$429	$136
Loans past due over 90 days still on accrual	2,485	735
Impaired loans	2,982	222
Total nonperforming loans	5,896	1,093
Foreclosed and repossessed assets	139	319
Total nonperforming assets	$6,035	$1,412

Ratios:
Nonperforming loans to total loans	0.77%	0.15%
Nonperforming assets to total assets	0.60%	0.16%

The average balance of impaired loans for the nine months ended September 30, 2008 and interest income recognized during the period that the loans were impaired was $1.4 million and $22,000, respectively.

At September 30, 2008, we had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at September 30, 2008, classified assets consisted of substandard assets of $3.4 million and doubtful assets of $3.2 million.  Substandard assets and doubtful assets were $5.2 million and $441,000, respectively, at December 31, 2007.  As of September 30, 2008 we had $14.3 million of assets designated as special mention, compared to $12.4 million at December 31, 2007.  These assets were primarily secured by commercial real estate and commercial business assets.

BEACON FEDERAL BANCORP, INC.

Allowance for losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Nine Months Ended
	September 30,
	2008	2007
	(In Thousands)
Beginning balance	$6,827	$5,192
Provision for loan losses	5,857	1,394
Loans charged off	(2,582)	(801)
Recoveries	224	251
Ending balance	$10,326	$6,036

Ratios:
Annualized net charge-offs to average loans
outstanding	0.42%	0.12%
Allowance for loan losses to nonperforming
loans at end of period	175.14%	778.84%
Allowance for loan losses to total loans at
end of period	1.35%	0.90%

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	September 30, 2008		December 31, 2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in Thousands)
Commitments to make loans	$30,907	$22,095	$24,470	$21,067
Unused lines of credit and letters
of credit	$7,005	$57,481	$4,459	$42,874
Range of fixed-rate commitments	4.49%-15.00%	-	4.49%-15.00%	-

BEACON FEDERAL BANCORP, INC.

The following instruments are considered financial guarantees under FASB Interpretation 45.  These instruments are carried at fair value.  The contract amount and fair value of these instruments was as follows:

	September 30, 2008		December 31, 2007
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Standby letters of credit	$1,391	$-	$736	$-
Limited recourse obligations
related to loans sold	$917	$-	$119	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has agreements to sell residential loans up to $60 million to the FHLB of New York.  Approximately $30.4 million has been sold through September 30, 2008.  Under the agreement, the Bank has a maximum guarantee of $917,000 at September 30, 2008.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the guarantee.

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

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company is currently reviewing the applications of SFAS No. 160 and SFAS No. 141 (R).  At September 30, 2008, the Company did not have a noncontrolling interest.

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

In October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The FSP was effective upon issuance.  FSP SFAS No. 157 provides clarification of SFAS No. 157, “Fair Value Measurements,” in determining the fair value of a financial asset when the market for that financial asset is not active.  Application issues include consideration of the entity’s own assumptions when measuring fair value when relevant observable inputs do not exist; available observable inputs in a market that is not active should be considered when measuring fair value; and market quotes when assessing the relevance of observable and unobservable data available to measure fair value.  FSP SFAS No. 157 did not have a material impact on the Company’s financial position or results of operation.

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

As of September 30, 2008, our exposure to interest rate risk has not changed significantly from disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

BEACON FEDERAL BANCORP, INC.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

Not applicable.

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

BEACON FEDERAL BANCORP, INC.

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission in the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-143522.

(2)	Incorporated by reference to the Current Report on Form 8-K of Beacon Federal Bancorp, Inc. filed with the Securities and Exchange Commission on December 28, 2007.

BEACON FEDERAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: November 14, 2008	BY:	/s/ Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	/s/ Lisa M. Jones
Lisa M. Jones, Vice-President and Principal Financial and
Accounting Officer