Form 10-K
period 2008-12-31
Beacon Federal Bancorp, Inc.
filed 2009-03-31
CIK 1401573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. YES ☐  NO ☒

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

          As of March 12, 2009, 7,314,068 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, is $64.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders of the Registrant, which is intended to be filed within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

          The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends;

●	regulatory changes or actions; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

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

Beacon Federal Bancorp, Inc.

          Beacon Federal Bancorp, Inc. is incorporated in the State of Maryland. We have not engaged in any significant business to date, other than owning all of the issued and outstanding stock of Beacon Federal, a federally chartered savings association that converted to a stock savings association in connection with our initial public offering of common stock in October 2007. In the future, Beacon Federal Bancorp, Inc., as the holding company of Beacon Federal, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions. We may also borrow funds for reinvestment in Beacon Federal.

          We completed our initial public offering of common stock in October 2007. In that offering, Beacon Federal Bancorp, Inc. sold 7,396,431 shares of common stock at $10.00 per share. After costs of $1.8 million directly attributable to the offering, net proceeds excluding the ESOP loan amounted to $66.2 million. Beacon Federal Bancorp, Inc. contributed $36.1 million of the net proceeds of the offering to Beacon Federal. In November 2008, Beacon Federal Bancorp, Inc. contributed an additional $10.0 million to Beacon Federal.

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

          As a result of our acquisitions, we now serve a variety of market areas in economically diverse parts of the country. Moreover, since the completion of our acquisitions, we have expanded our lending and deposit-generating operations in these market areas, and we now maintain a substantial percentage of our operations outside of the upstate New York market area. The following table shows the loan (including loans held for sale and excluding allowance for loan losses) and deposit balances associated with each of our branch offices at December 31, 2008.

Branch	Total Loans	Total Deposits
	(In thousands)
Syracuse, NY	$548,983	$342,934
Smartt, TN	38,473	56,912
Tyler, TX	38,422	86,443
Chelmsford, MA	52,270	63,713
Smyrna, TN	74,180	22,726
Marcy, NY	23,600	33,865
Rome, NY	6,849	19,874
Total	$782,777	$626,467

          We intend to continue to seek to grow by acquisitions of other financial institutions, including credit unions, and branch acquisitions to the extent attractive acquisition opportunities are available, and subject to regulatory constraints.

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

          We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We also utilize our internet website to generate loan applications and to attract retail deposits. We retain in our portfolio all adjustable-rate loans that we originate as well as some fixed-rate one- to four-family residential mortgage loans. While we also retain in our portfolio a portion of the long-term, fixed-rate one- to four-family residential mortgage loans that we originate, we also sell into the secondary mortgage market a portion of these loans for interest risk management purposes. We currently retain the servicing rights on all loans that we sell.

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

          Our primary market area consists of the six counties in which we have our offices — Onondaga and Oneida Counties, New York, Middlesex County, Massachusetts, Rutherford and Warren Counties, Tennessee, and Smith County, Texas, and to a lesser extent contiguous counties. The six counties had a total population of approximately 2.6 million in 2007. Our home office in Onondaga County, New York is located in the Syracuse metropolitan area. Onondaga County had a 2007 population of approximately 454,000, a median household income of approximately $48,800, and a December 2008 unemployment rate of 6.3%. Our Rome, New York offices are located in Oneida County, directly east of Onondaga County. Oneida County had a 2007 population of approximately 232,000, a median household income of approximately $44,000 and a December 2008 unemployment rate of 6.3%. Onondaga County and Oneida County are both older, slow growth counties with urban populations in the larger cities (Syracuse, Rome and Utica, New York), and extensive rural areas. Annual population growth in Onondaga and Oneida Counties was (0.9)% and (1.3)%, respectively, during the 2000 to 2007 period. While traditionally manufacturing based, these two counties have experienced manufacturing job losses and a slow diversification of their economies over the past several decades. The largest employers in Onondaga County include Lockheed Martin, Syracuse University, Magna International and St. Joseph’s Hospital Health Center. Currently, the largest non-governmental or non-healthcare employer of Oneida County is the “Turning Stone Casino Resort,” which is a gambling enterprise of the Oneida Indian Nation of New York, and the largest private employer in Oneida County.

          Our Chelmsford, Massachusetts office is located in Middlesex County, Massachusetts, which is near Boston. Middlesex County had a 2007 population of approximately 1,473,000, a median household income of approximately $74,500, and a December 2008 unemployment rate of 5.2%. Annual population growth in Middlesex County was 0.1% from 2000 to 2007. Middlesex County contains a relatively large, diversified economy, with higher incomes and educational characteristics typical of the Boston metropolitan area.

          Our Smyrna, Tennessee office is located within the Nashville metropolitan area in Rutherford County. Rutherford County had a 2007 population of approximately 241,000, a median household income of approximately $51,000, and a December 2008 unemployment rate of 6.7%. Rutherford County had an annual population growth of 4.7% from 2000 to 2007. The largest employers in Rutherford County include Nissan North American, Inc., Rutherford County Government, Middle Tennessee State University, Bridgestone/Firestone Inc., Ingram Book Company and the State Farm Insurance Company.

          Our office in Smartt, Tennessee, is located in Warren County, which is approximately 50 miles southeast of Smyrna. Warren County had a 2007 population of approximately 39,700, a median household income of approximately $38,200, and a December 2008 unemployment rate of 12.3%. Annual population growth in Warren County was 0.5% from 2000 to 2007. Warren County is a rural market area with a single population center of McMinnville. This market area has a small overall population base, and a large manufacturing component. The largest employer in Warren County is Bridgestone, a tire manufacturer in the central Tennessee region. Warren County also has a large employment base in the nursery and related industries.

          Our Tyler, Texas office is located in Smith County. Smith County had a 2007 population of approximately 198,700, a median household income of approximately $44,700, and a December 2008 unemployment rate of 5.6%. Annual population growth in Smith County was 2.0% from 2000 to 2007. The Smith County market area contains a relatively large population center in the city of Tyler. The Tyler economy includes a large health care industry and education-based employment at the University of Texas at Tyler, and also has a large manufacturing employment base. Currently, the largest employers in Smith County include the Trinity Mother Frances Health Care Center, the East Texas Medical Center, Brookshire Grocery Company, Tyler Independent School District, Trane Company, Wal-Mart, Carrier Corporation and the University of Texas Health Center.

Competition

          We face strong competition from other savings institutions, commercial banks, credit unions and finance companies in originating real estate and consumer loans and in attracting deposits.

          We attract deposits through our branch office system. Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in our market areas, as well as mutual funds, internet banking and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on branch deposit data provided by the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2008, our share of deposits was 9.44% in Warren County, Tennessee and 4.54% in Onondaga County, New York. Our market share was less than 3.0% in all other counties in our market areas.

Lending Activities

          Our principal lending activity is the origination of real estate mortgage loans to purchase or refinance one- to four-family residential real estate. We also originate a significant number of home equity loans, indirect auto loans and other consumer loans, along with commercial business loans, commercial real estate loans and multi-family real estate mortgage loans. At December 31, 2008, one- to four-family residential mortgage loans totaled $218.2 million, or 28.1% of our loan portfolio, consumer loans totaled $139.7 million, or 18.0% of our loan portfolio, home equity loans totaled $193.5 million, or 24.9% of our loan portfolio, commercial business loans totaled $86.2 million, or 11.1% of our loan portfolio, commercial real estate loans totaled $98.9 million, or 12.7% of our loan portfolio, construction loans totaled $19.1 million, or 2.5% of our loan portfolio, and multi-family real estate mortgage loans totaled $20.9 million, or 2.7% of our loan portfolio.

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to Four- Family Residential	$218,233	28.1%	$212,812	29.9%	$120,615	22.3%	$81,991	18.2%	$81,661	21.8%
Multifamily	20,960	2.7	19,442	2.7	14,187	2.6	12,132	2.7	—	—
Commercial	98,889	12.7	76,697	10.8	61,526	11.4	44,897	10.0	—	—
Construction	19,068	2.5	8,690	1.2	5,286	1.0	4,474	1.0	3,638	1.0
Commercial business loans	86,165	11.1	70,181	9.9	51,017	9.5	32,312	7.1	20,344	5.4
Home equity	193,498	24.9	203,576	28.6	194,088	35.9	189,846	42.0	185,962	49.7
Consumer loans	139,696	18.0	119,992	16.9	93,312	17.3	86,017	19.0	82,605	22.1
Total loans	$776,509	100.0%	$711,390	100.0%	$540,031	100.0%	$451,669	100.0%	$374,210	100.0%

Other items:
Deferred loan fees, net	4,732		4,430		2,258		1,916		1,729
Allowance for loan losses	(10,546)		(6,827)		(5,192)		(4,437)		(3,454)

Total loans, net	$770,695		$708,993		$537,097		$449,148		$372,485

          Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Multifamily Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2009	$207	5.75%	$174	5.77%	$17,745	3.74%	$3,568	5.39%
2010	1,142	6.81	666	5.56	608	3.73	389	6.50
2011	2,395	6.24	1,544	6.98	715	2.86	—	—
2012 to 2013	7,095	6.59	2,009	6.16	—	—	—	—
2014 to 2018	45,823	6.57	9,862	6.05	—	—	5,279	7.21
2019 to 2023	14,545	6.37	27,540	5.52	—	—	2,442	6.49
2024 and beyond	27,682	6.22	176,438	5.96	—	—	9,282	6.48

Total	$98,889	6.44%	$218,233	5.92%	$19,068	3.70%	$20,960	6.48%

	Commercial Business Loans		Consumer		Home Equity		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2009	$38,814	3.81%	$3,881	7.57%	$290	5.78%	$64,679	4.12%
2010	1,143	6.25	8,547	6.60	995	6.06	13,490	6.37
2011	1,733	6.75	15,833	6.92	2,868	5.37	25,088	6.55
2012 to 2013	11,149	6.88	68,759	6.67	15,126	5.36	104,138	6.49
2014 to 2018	28,327	6.34	37,255	6.67	80,530	5.65	207,076	6.19
2019 to 2023	2,970	7.03	3,773	7.80	47,991	6.19	99,261	6.12
2024 and beyond	2,029	6.90	1,648	6.75	45,698	6.61	262,777	6.13

Total	$86,165	5.31%	$139,696	6.75%	$193,498	5.98%	$776,509	6.04%

          The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Commercial	$26,916	$71,766	$98,682
One- to four- family residential	166,465	51,594	218,059
Construction	200	1,123	1,323
Multifamily	7,515	9,877	17,392
Commercial business loans	38,110	9,241	47,351
Consumer	135,758	57	135,815
Home Equity	165,482	27,726	193,208

Total loans	$540,446	$171,384	$711,830

          One- to Four-Family Residential Mortgage Loans. A substantial part of our lending is the origination of one- to four-family residential mortgage loans. At December 31, 2008, $218.2 million, or 28.1% of our total loan portfolio, consisted of these loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) and non-conforming loans. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million.

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

          We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for all loans with loan-to-value ratios in excess of 80%, except we will waive private mortgage insurance on loans with a loan-to-value ratio up to 90% for borrowers who agree to an extra 25 basis points on their loan rate. In addition, we will originate loans with a combined loan-to-value ratio of 95%, based on an 80% loan-to-value first lien and a 15% loan-to-value home equity loan. As of December 31, 2008, $43.5 million, or 19.9%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.

          We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer-term fixed-rate residential mortgage loans or we may sell all or a portion of such loans in the secondary mortgage market to government sponsored entities, including Federal Home Loan Bank of New York and Freddie Mac, or other purchasers. We currently retain the servicing rights on all loans sold in order to generate fee income and reinforce our commitment to customer service. For the year ended December 31, 2008, we received servicing fees of $227,000. As of December 31, 2008, the principal balance of loans serviced for others totaled $64.7 million.

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

          Multi-Family Residential Mortgage Loans. Loans secured by multi-family residential real estate totaled $20.9 million, or 2.7% of our total loan portfolio, at December 31, 2008. Multi-family real estate mortgage loans generally are secured by multi-family rental properties, such as apartment buildings. At December 31, 2008, we had 39 multi-family residential mortgage loans with an average loan balance of approximately $537,000. The majority of these loans have adjustable interest rates.

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

          Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. At December 31, 2008, our largest multi-family residential mortgage loan had an outstanding balance of $2.4 million and was secured by apartment buildings located in Gardner, Lowell and Chelmsford, Massachusetts. The loan is currently on non-accrual status and was 148 days delinquent at February 28, 2009.

          Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings. As of December 31, 2008, we had one commercial real estate loan participation. Loans secured by commercial real estate totaled $98.9 million, or 12.7% of our total loan portfolio, at December 31, 2008, and consisted of 144 loans outstanding with an average loan balance of approximately $687,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in upstate New York and in the Nashville, Tennessee area.

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

          Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2008, our largest commercial real estate loan had an outstanding balance of $5.6 million, was secured by four properties located in East Syracuse, New York, and was performing in accordance with its terms.

          Construction Loans. We originate a limited number of construction loans for the purchase of developed lots and raw land and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences (owner-occupied), and to qualified developers. At December 31, 2008, construction loans totaled $19.1 million, or 2.5% of total loans. At December 31, 2008, the commitment to advance additional portions of these construction loans totaled $8.5 million.

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

          Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index such as the prime rate or 90-day LIBOR rate. At December 31, 2008, we had 357 commercial loans outstanding with an aggregate balance of $86.2 million, or 11.1% of our total loans. As of December 31, 2008, the average commercial business loan balance was approximately $241,000, although there are a large number of loans with balances substantially greater than this average. At December 31, 2008, we had $23.9 million in unsecured commercial business loans. Substantially all of our commercial business loans are made to borrowers located in upstate New York and the Nashville, Tennessee area.

          Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are usually obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s credit history supplement our analysis of the applicant’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships. At December 31, 2008, our largest commercial business loan was made to a borrower located in Central New York. This loan had an outstanding balance of $3.2 million and was performing in accordance with its terms at December 31, 2008. A portion of this unsecured loan ($2.2 million) is expected to be converted in 2009 to a commercial mortgage loan. The additional $1.0 million portion is expected to be secured by receivables and parts inventory.

          Home Equity Loans. We offer home equity loans, which are primarily secured by first or second mortgages on one- to four-family residences. At December 31, 2008, home equity loans totaled $193.5 million, or 24.9% of total loans. Additionally, at December 31, 2008, our home equity lines of credit committed to be advanced totaled $36.9 million. We offer home equity loan products, including both installment loans and revolving credit loans.

          The underwriting standards for home equity loans include a title review, a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan. The combined loan-to-value ratio (first and second mortgage liens) for home equity loans can be as high as 95%. A home equity loan originated along with a home purchase loan requires the borrower to pay closing costs. Home equity loans are offered with both fixed and variable interest rates, and installment fixed home equity loans have repayment terms of up to 20 years. At December 31, 2008, our largest home equity loan had an outstanding balance of $1.8 million, and was performing in accordance with its terms.

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

          Consumer Loans. As a former credit union, we have traditionally originated a large volume of consumer loans, primarily direct automobile loans. In March 2006, we began to originate indirect automobile loans and we have established relationships with a number of automobile dealers in Central New York. While direct automobile loans as a percentage of our total loans have decreased in recent years and are expected to continue to decrease, indirect automobile loans are expected to increase as a percentage of our total loans. For new automobiles, our lending policy provides that the amount financed can be up to 100% of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges). For used automobiles, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered on automobile loans are generally the same for new and late-model used automobiles. Full insurance coverage must be maintained on the financed vehicle, and Beacon Federal must be named loss payee on the policy. At December 31, 2008, we had $112.9 million of automobile loans, which amounted to 14.5% of our total loans. At December 31, 2008, indirect automobile loans totaled $75.4 million.

          We offer a variety of other consumer loans, principally to customers with acceptable credit ratings residing in our primary market area. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans and boat loans. Other consumer loans totaled $26.8 million, or 3.5% of our total loans at December 31, 2008. Unsecured personal loans totaled $8.2 million at December 31, 2008.

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

          Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate, multi-family real estate and commercial business loans are generated by referrals from accountants and other professional contacts. Most of our one- to four-family residential mortgage loan, consumer loan and home equity loan originations are generated by referrals from brokers, loan originators, walk-in business, our internet website, and from automobile dealers participating on our indirect auto loan program. We also advertise extensively throughout our market areas.

          We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $37.3 million of residential mortgage loans (all fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2008. We had $1.5 million in loans held for sale in the secondary market at December 31, 2008.

          During 2008, the Company securitized and committed for sale $23.2 million of 30-year mortgage loans. The loans are classified as trading account assets and had a fair value of $23.3 million at December 31, 2008. Servicing assets and recourse obligations related to the securitization amounted to $130,000 and $0, respectively, at December 31, 2008.

          At December 31, 2008, we were servicing loans owned by others with a principal balance of $64.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

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

          Beacon Federal’s policies and loan approval limits are established by the Board of Directors. Aggregate lending relationships in amounts up to $500,000 that are secured by real estate, and in amounts up to $200,000 if unsecured, may be approved by specified loan officers. All loans in excess of the individual officer limits must be approved by the Officers’ Loan Committee, consisting of Beacon Federal’s Chief Executive Officer and Senior Vice Presidents. All loans in excess of the Officers’ Loan Committee limit ($500,000) and less than $1.0 million must be approved by the Executive Committee of the Board of Directors. Loans in excess of $1.0 million are approved by the full Board of Directors.

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

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Multi-family	$607	$—	$—	$—	$—
Commercial (1)	2,439	—	—	—	—
One- to Four- Family Residential	179	84	—	23	—
Commercial business loans	486	—	—	652	—
Consumer loans	—	—	—	17	8
Home equity	—	52	—	—	—
Total non-accrual loans	3,711	136	—	692	8

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial	788	—	—	—	—
Multifamily	—	619	—	—	—
One- to Four- Family Residential	—	96	4	—	—
Commercial business loans	177	—	—	—	—
Consumer loans	10	20	—	—	38
Home equity	—	—	—	44	11

Total loans greater than 90 days delinquent and still accruing	975	735	4	44	49

Impaired commercial business loans	—	222	—	—	—
Total non-performing loans	4,686	1,093	4	736	57

Foreclosed and repossessed assets:
Real estate:
Home Equity	61	—	—	—	—
Commercial	—	108	869	—	—
Home Equity	—	87	—	—	—
One- to Four- Family Residential	—	—	25	—	—
Repossessed assets	88	124	58	174	—
Total foreclosed and repossessed assets	149	319	952	174	—

Total non-performing assets	$4,835	$1,412	$956	$910	$57

Ratios:
Non-performing loans to total loans	0.60%	0.15%	—%	0.16%	0.02%
Non-performing assets to total assets	0.47%	0.16%	0.16%	0.18%	0.01%

(1)	Loans were also impaired at December 31, 2008.

          At December 31, 2008, Beacon Federal had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

          Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2008
Real estate loans:
Commercial	4	$2,417	3	$3,227	7	$5,644
One- to Four- Family Residential	—	—	2	179	2	179
Multi-family	1	2,418	1	607	2	3,025
Commercial business loans	3	724	3	663	6	1,387
Consumer loans	13	103	1	10	14	113
Home equity	7	286	—	—	7	286
Total	28	$5,948	10	$4,686	38	$10,634

At December 31, 2007
Real estate loans:
One- to Four- Family Residential	1	$45	2	$180	3	$225
Multi-family	—	—	1	619	1	619
Commercial business loans	1	68	—	—	1	68
Consumer loans	6	76	1	20	7	96
Home equity	1	77	1	52	2	129
Total	9	$266	5	$871	14	$1,137

At December 31, 2006
Real estate loans:
One- to Four- Family Residential	2	$47	1	$4	3	$51
Construction	1	150	—	—	1	150
Consumer loans	4	61	—	—	4	61
Home equity	2	67	—	—	2	67
Total	9	$325	1	$4	10	$329

At December 31, 2005
Real estate loans:
One- to Four- Family Residential	3	$81	1	$23	4	$104
Commercial business loans	—	—	2	652	2	652
Consumer loans	11	57	11	17	22	74
Home equity	—	—	1	44	1	44
Total	14	$138	15	$736	29	$874

At December 31, 2004
Real estate loans:
One- to Four- Family Residential	1	$11	—	$—	1	$11
Consumer loans	13	45	11	46	24	91
Home equity	—	—	1	11	1	11
Total	14	$56	12	$57	26	$113

Foreclosed and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2008, we had $61,000 in foreclosed real estate and $88,000 in repossessed assets.

          Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2008, we had $19.8 million of assets designated as special mention.

          When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the OTS, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2008, classified assets consisted of substandard assets of $6.4 million, doubtful assets of $700,000 and no loss assets. As of December 31, 2008, our largest substandard asset was secured by a first lien on commercial property located in Upstate New York, with a principal balance of $1.9 million.

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

          The adjustments to historical loss experience are based on our evaluation of several factors, including:

●	underwriting standards;

●	collection, charge-off and recovery practices;

●	the nature and volume of the loan portfolio;

●	loan concentrations; and

●	current economic conditions.

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

          We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OTS periodically reviews the allowance for loan losses. The OTS may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

          The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$6,827	$5,192	$4,437	$3,454	$2,458

Charge-offs:
Real estate loans:
Construction	(138)	—	—	—	—
Commercial	(277)	(108)	—	—	—
One- to four- family residential	(40)	(15)	—	—	—
Multifamily	—	—	(32)	—	—
Commercial business loans	(3,806)	(277)	(560)	—	(164)
Consumer loans	(1,098)	(504)	(409)	(590)	(834)
Home equity	(63)	(68)	(2)	(96)	(90)
Total charge-offs	(5,422)	(972)	(1,003)	(686)	(1,088)

Recoveries:
Real estate loans:
Multifamily	—	—	—	—	—
Commercial business loans	4	—	355	393	77
Consumer loans	280	293	331	51	539
Home equity	—	10	6	—	28
Total recoveries	284	303	692	444	644

Net (charge-offs) recoveries	(5,138)	(669)	(311)	(242)	(444)
Provision for loan losses	8,857	2,304	1,066	1,225	1,440

Balance at end of year	$10,546	$6,827	$5,192	$4,437	$3,454

Ratios:
Net charge-offs to average loans outstanding (annualized)	1.40%	0.11%	0.06%	0.06%	0.13%
Allowance for loan losses to non-performing loans at end of period	225.05%	624.61%	NM	NM	NM
Allowance for loan losses to total loans at end of period	1.36%	0.96%	0.96%	0.98%	0.92%

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

	At December 31,
	2008		2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four- family residential	$1,157	28.1%	$190	29.9%	$896	22.3%
Multifamily	369	2.7	200	2.7	431	2.6
Commercial	2,162	12.7	1,444	10.8	703	11.4
Construction	—	2.5	—	1.2	34	1.0
Commercial business loans	3,549	11.1	2,597	9.9	340	9.5
Home equity	987	24.9	970	28.6	433	35.9
Consumer loans	2,322	18.0	1,426	16.9	2,355	17.3
Total	$10,546	100.0%	$6,827	100.0%	$5,192	100.0%

	At December 31,
	2005		2004
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four- family residential	$827	18.2%	$754	21.8%
Multifamily	223	2.7	—	—
Commercial	680	10.0	—	—
Construction	15	1.0	33	1.0
Commercial business loans	605	7.1	184	5.4
Home equity	788	42.0	1,683	49.7
Consumer loans	1,299	19.0	800	22.1
Total	$4,437	100.0%	$3,454	100.0%

Investments

          The asset/liability management committee, consisting of Beacon Federal’s President and Chief Executive Officer, Senior Vice President/Treasurer and Chief Operating Officer, two members of its Board of Directors and three additional officers of Beacon Federal, has primary responsibility for establishing and overseeing Beacon Federal’s investment policy, subject to oversight by our entire Board of Directors. Authority to make investments under approved guidelines is delegated to the President and Chief Executive Officer and his designated investment officers, or the Treasurer. These officers are authorized to execute investment transactions up to $5 million per transaction without the prior approval of the committee; transactions in excess of $5 million must be approved in advance by the committee. All investment transactions are reported to the Board of Directors for ratification at the next regular board meeting.

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

          Our current investment policy does not permit investment in common stock of government agencies and government sponsored enterprises or in equity securities, other than our required investment in the capital stock of the Federal Home Loan Bank of New York and the investment in the common stock of Fannie Mae and Freddie Mac required to maintain our status as a qualified lender with these entities. As a federal savings association, Beacon Federal is not permitted to invest in equity securities. This general restriction does not apply to Beacon Federal Bancorp, Inc.

          SFAS No. 115 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost.

          Our securities portfolio at December 31, 2008, consisted of $54.9 million of mortgage-backed securities issued or guaranteed by the United States Government or United States Government-sponsored enterprises, $69.3 million of United States Government Agency collateralized mortgage obligations, $31.0 million of “private label” collateralized mortgage obligations, $3.1 million of debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises, and $4.8 million of pooled trust preferred securities.

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

          CMOs are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. See Note 3 of Notes to Consolidated Financial Statements for further information regarding collateralized mortgage obligations.

          Pooled Trust Preferred Securities. During 2008, we purchased a $1.0 million pooled trust preferred security. This pooled trust preferred security was backed 100% by bank issuers, and was rated “A” at the time of purchase.

          Other-Than Temporary Impairment Losses. We review securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other-than-temporarily impaired. If a decline in the fair value of the securities is determined to be other-than-temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge in the amount of the decline, net of tax effect, against our current income. For the year ended December 31, 2008, we reported an impairment charge of $6.2 million related to our portfolio of preferred stock. In December 2008, we sold our remaining investment in Fannie Mae and Freddie Mac floating rate preferred stock. In addition, we recorded an aggregate impairment charge of $4.6 million on one collateralized mortgage obligation and two trust preferred securities.

          Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
Agency obligations	$—	$—	$—	$—	$1,829	$1,809
Mortgage-backed securities:
Freddie Mac	1,566	1,547	2,701	2,658	3,689	3,558
Ginnie Mae	3	3	4	4	4	4
Fannie Mae	4,722	4,747	5,509	5,429	6,425	6,236
Collateralized mortgage obligations	17,024	15,658	21,274	20,941	25,759	25,267
Total securities held to maturity	$23,315	$21,955	$29,488	$29,032	$37,706	$36,874

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available for sale:
Agencies	$3,000	$3,003	$16,000	$16,081	$—	$—
Treasuries	100	103	150	151	—	—
Agency preferred stock	—	—	5,650	5,785	—	—
Pooled trust preferred securities	12,318	4,783	14,523	14,524	—	—
Mortgage-backed securities	47,508	48,642	9,715	9,825	3	3
Collateralized mortgage obligations	90,627	83,272	47,370	46,493	8,864	8,849
Total securities available for sale	$153,553	$139,803	$93,408	$92,859	$8,867	$8,852

          Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the repricing characteristics, or the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage backed securities	$—	—%	$600	4.50%	$883	4.50%	$4,808	5.06%	$6,291	$6,297	4.93%
Collateralized mortgage obligations	—	—%	—	—%	1,269	5.15%	15,755	5.12%	17,024	15,658	5.13%
Total:	$—	—%	$600	4.50%	$2,152	4.89%	$20,563	5.11%	$23,315	$21,955	5.07%

Securities available for sale:
Treasuries	—	—%	100	2.38%	—	—%	—	—%	100	103	2.38%
Agencies	—	—	—	—	3,000	6.00%	—	—	3,000	3,003	6.00%
Pooled trust preferred	—	—	—	—	—	—%	12,318	3.55%	12,318	4,783	3.55%
Mortgage backed securities	—	—	—	—	7,066	4.31%	40,442	5.27%	47,508	48,642	5.12%
Collateralized mortgage obligations	—	—%	—	—%	2,898	5.50%	87,729	5.49%	90,627	83,272	5.49%
Total securities available for sale	$—	—%	$100	2.38%	$12,964	4.97%	$140,489	5.25%	$153,553	$139,803	5.23%

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

          Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, health savings accounts, certificates of deposit, NOW accounts, money market accounts, non-interest bearing checking accounts and individual retirement accounts. We accept brokered deposits and at December 31, 2008, we had $77.5 million in brokered deposits compared to $42.7 million a year ago. Brokered deposits represent an alternative and immediate source of funds but generally bear a higher interest rate than local, retail deposits. Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

          Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

          At December 31, 2008, we had a total of $341.6 million in certificates of deposit, of which $247.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

          The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Non-interest bearing checking	$30,496	4.9%	—%	$24,611	4.8%	—%	$3,638	0.8%	—%
Interest bearing checking	50,339	8.0	2.4	38,472	7.5	4.0	55,951	11.9	2.8
Savings	56,734	9.1	0.4	59,989	11.7	1.0	67,160	14.3	0.7
Money market	147,268	23.5	3.0	128,258	24.9	4.4	73,792	15.6	4.2
Certificate of deposit	341,630	54.5	3.7	263,158	51.1	4.9	270,596	57.4	4.8

Total deposits	$626,467	100.0%	3.0%	$514,488	100.0%	4.0%	$471,137	100.0%	3.9%

          As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $85.7 million. The following table sets forth the maturity of those certificates as of December 31, 2008.

Maturity Period	At December 31, 2008
(In thousands)

Three months or less	$18,263
Over three months through six months	18,552
Over six months through one year	20,851
Over one year to three years	25,965
Over three years	2,087

Total	$85,718

          The following table sets forth the amount and maturities of time deposits at December 31, 2008.

	Amount Due
	One Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total
	(In thousands)
Interest Rate
Less than 2.00%	$576	$—	$—	$—	$—	$576
2.00% - 2.99%	21,579	369	—	—	—	21,948
3.00% - 3.99%	177,250	51,016	7,451	553	448	236,718
4.00% - 4.99%	40,310	17,027	9,570	3,470	1,788	72,165
5.00% - 5.99%	7,256	2,967	—	—	—	10,223

Total	$246,971	$71,379	$17,021	$4,023	$2,236	$341,630

          The following table sets forth time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)
Interest Rate
Less than 2.00%	$576	$—	$222
2.00% - 2.99%	21,948	66	664
3.00% - 3.99%	236,718	20,529	35,005
4.00% - 4.99%	72,165	85,382	59,788
5.00% - 5.99%	10,223	157,181	174,917

Total	$341,630	$263,158	$270,596

          Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase. At December 31, 2008, we had the ability to borrow up to $230.2 million from the Federal Home Loan Bank of New York. At December 31, 2008, we had callable advances from the Federal Home Loan Bank of New York of $160.0 million. See “Liquidity and Capital Resources” for further discussion of borrowing capacity with the Federal Home Loan Bank of New York. The following tables set forth information concerning balances and interest rates on all of our borrowings at the dates and for the periods indicated.

FHLB of New York Advances:	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of year	$218,641	$226,815	$73,900
Average balance during year	$243,736	$130,944	$66,701
Maximum outstanding at any month end	$262,007	$226,815	$88,550
Weighted average interest rate at end of year	4.29%	4.62%	4.97%
Average interest rate during year (1)	4.44%	4.82%	4.34%

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a monthly basis.

Securities Sold Under Agreements to Repurchase:	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of year	$70,000	$20,000	$15,227
Average balance during year	$49,836	$9,659	$19,331
Maximum outstanding at any month end	$70,000	$20,000	$21,714
Weighted average interest rate at end of year	3.15%	4.35%	3.86%
Average interest rate during year (1)	3.09%	4.23%	3.90%

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a monthly basis.

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

Personnel

          As of December 31, 2008, we had 117 full-time employees and 17 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that it has a good working relationship with our employees.

SUPERVISION AND REGULATION

General

          Beacon Federal is examined and supervised by the Office of Thrift Supervision (“OTS”) and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under Federal law, an institution may not disclose its CAMELS rating to the public. Beacon Federal also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Beacon Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines Beacon Federal and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Beacon Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Beacon Federal’s mortgage documents.

          Any change in these laws or regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on Beacon Federal Bancorp, Inc., Beacon Federal and their operations.

          Beacon Federal Bancorp, Inc., a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS. Beacon Federal Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Federal Banking Regulation

          Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, Beacon Federal may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. Beacon Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Beacon Federal, including real estate investment and securities and insurance brokerage.

          Capital Requirements. OTS regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

          The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

          At December 31, 2008, Beacon Federal’s capital exceeded all applicable requirements.

          Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, Beacon Federal’s largest lending relationship with a single or related group of borrowers totaled $8.9 million, which represented 9.7% of unimpaired capital and surplus. Therefore, Beacon Federal was in compliance with the loans-to-one borrower limitations.

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

          A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2008, Beacon Federal maintained approximately 103.76% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

          Capital Distributions. OTS regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

●	the savings association is not eligible for expedited treatment of its filings.

          Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

●	the savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

          In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

          Liquidity. We seek to maintain a ratio of 8% or greater of liquid assets and wholesale funding availability to total assets. For the year ended December 31, 2008, our liquidity ratio averaged 24%.

          Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OTS is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Beacon Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

          Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Beacon Federal. Beacon Federal Bancorp, Inc. is an affiliate of Beacon Federal. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, OTS regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OTS requires savings associations to maintain detailed records of all transactions with affiliates.

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

          Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OTS may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under specified circumstances.

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

          Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OTS is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

●	critically undercapitalized (less than 2% tangible capital).

          Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities in which the savings association will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OTS notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          At December 31, 2008, Beacon Federal met the criteria for being considered “well-capitalized.”

          Insurance of Deposit Accounts. Beacon Federal is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at Beacon Federal are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. Beacon Federal has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”

          The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC issued an interim final rule that would impose a special 20 basis points assessment on deposits as of June 30, 2009, which would be payable to the FDIC on September 30, 2009. The cost of this special assessment to Beacon Federal based on deposits as of December 31, 2008, would be $1.7 million.

          Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

          In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

          Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC -guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. Beacon Federal opted not to participate in this component of the Temporary Liquidity Guarantee Program.

          The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. Beacon Federal opted to participate in this component of the Temporary Liquidity Guarantee Program.

          U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. CPP provides direct equity investment in perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury. The Company opted not to participate in the CPP.

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

          Federal Home Loan Bank System. Beacon Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Beacon Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 1/20th of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of December 31, 2008, Beacon Federal was in compliance with this requirement.

Other Regulations

          Interest and other charges collected or contracted for by Beacon Federal are subject to state usury laws and federal laws concerning interest rates. Beacon Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Beacon Federal also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the American financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the OTS require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

          General. Beacon Federal Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Beacon Federal Bancorp, Inc. is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Beacon Federal Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

          Permissible Activities. Under present law, the business activities of Beacon Federal Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain additional activities authorized by OTS regulations.

          Federal law prohibits a savings and loan holding company, including Beacon Federal Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

          The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

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

          The registration under the Securities Act of 1933 of shares of common stock issued in our October 2007 initial public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Principal Financial and Accounting Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including  having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be required to include the attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting beginning with the year ending December 31, 2009.

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

          Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2008, Beacon Federal had no minimum tax credit carryforward.

          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, Beacon Federal had no net operating loss carryforward for federal income tax purposes.

          Corporate Dividends. We may exclude from our income 100% of dividends received from Beacon Federal as a member of the same affiliated group of corporations.

          Audit of Tax Returns. Beacon Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

          New York State Taxation. Beacon Federal Bancorp, Inc. and Beacon Federal report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) a nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. Beacon Federal’s New York State tax returns for the years 2004 through 2006 are currently under audit.

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

          An investment in our common stock involves risk. You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K before you decide to buy our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business.

The United States economy is in recession. A prolonged economic downturn, especially one affecting our geographic market area, could materially affect our business and financial results.

          The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. Declines in home prices, increases in foreclosures and higher unemployment have adversely affected the credit performance of real estate-related loans, resulting in the write-down of asset values. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions have caused a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. Many economists anticipate that the current recession will continue at least into 2010, and there can be no assurances when economic conditions will improve.

Lack of consumer confidence in financial institutions may decrease our level of deposits.

          Our level of deposits may be affected by lack of consumer confidence in financial institutions, which has resulted in large numbers of depositors unwilling to maintain deposits that are not insured by the FDIC. In some cases, depositors have withdrawn deposits and invested uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Economic conditions may adversely affect our liquidity.

          In the past year, significant declines in the values of mortgage-backed securities and derivative securities issued by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Recent negative developments in the financial industry and the credit markets may subject us to additional regulation.

          As a result of the recent financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the credit markets, and the impact of new legislation in response to those developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.

Future legislative or regulatory actions responding to financial and market weakness could affect us adversely. There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

          In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009. Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

          The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

Our expenses will increase as a result of increases in FDIC insurance premiums.

          The FDIC charges financial institutions a fee in exchange for deposit insurance. This fee or assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the FDIC has issued an interim rule that would impose a special 20 basis points assessment based on deposits as of June 30, 2009, which would be payable on September 30, 2009. The increase in the assessment rates and the special assessment will increase our expenses. Based on Beacon Federal’s deposits as of December 31, 2008, the special assessment would result in an additional pre-tax expense of $1.7 million.

Further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

          During 2008, we recognized a $10.8 million charge for the other-than-temporary impairment of certain investment securities. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

The net realizable value of our investment securities could be lower than the fair values assigned to them under generally accepted accounting principles.

          We determine the fair value of our investment securities based on the most recent quoted market price for such securities as of the applicable balance sheet date. We used quoted market prices to determine the amount of any unrealized losses that must be reflected in our other comprehensive income and the net book value of our investment securities. If we determine that a security is other-than-temporarily impaired, we use quoted market prices to determine the amount of the impairment loss and the adjusted cost basis for the security. If a quoted market price for a specific security is not available due to a lack of trading activity, we estimate its fair value based on the quoted market price of another security with similar characteristics, adjusted to reflect objectively measurable differences such as coupon rates and reset dates. In the absence of quoted market prices for the same or similar securities, or if there is no recognized market for the security, we use other valuation techniques to determine fair value, such as obtaining broker dealer valuations or estimating fair value based on valuation modeling. When fair value is based on the quoted market price for a security, adjustments to reflect discounts that could arise in the context of an actual sale, including block trade, liquidity and other discounts resulting from the inability of the market to absorb the number of shares offered for sale, are not considered. Consequently, the price at which the security could be sold in a market transaction could be significantly lower than the quoted market price for the security, particularly if the quoted market price is based on trades involving a small number of shares, the security has an infrequent trading history, the market for the security is illiquid, or a large number of shares must be sold. The risk that there will be a material difference between the fair value that we assign to a security and its net realizable value is particularly significant for certain securities we hold in our investment portfolio, including our “private label” collateralized mortgage obligations and our pooled trust preferred securities. If the net realizable value is lower than the fair value that we assign to a security, impairment losses could be required in the future.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

          We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. In 2008 we made a provision for loan losses of $8.9 million, compared to a provision of $2.3 million in 2007. Our allowance for loan losses totaled $10.5 million at December 31, 2008 compared to $6.8 million at December 31, 2007. While our allowance for loan losses was 1.36% of total loans at December 31, 2008, material additions to our allowance could materially decrease our net income, and there can be no assurance that our allowance for loan losses will be adequate, particularly in the current very weak economic environment.

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

          At December 31, 2008, our home equity loans totaled $193.5 million, or 24.9% of our total loan portfolio. Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans could be as high as 100%. At December 31, 2008, our consumer loans totaled $139.7 million, or 18.0% of our total loan portfolio, of which $112.9 million consisted of automobile loans, $18.6 million consisted of personal loans secured by other collateral, and $8.2 million consisted of unsecured personal loans. Home equity loans and consumer loans generally have greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured. In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for our loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

          As a result of our large portfolio of home equity loans and consumer loans, it may become necessary to increase our provision for loan losses, which could reduce our profits. In addition, in March 2006 we began originating indirect automobile loans by or through third parties, which present greater risk than our direct automobile loans. At December 31, 2008, $75.4 million of our automobile loans were originated in this manner, and we expect to increase the origination of indirect automobile loans. See “Item 1. Business – Lending Activities – Consumer Loans” and “—Home Equity Loans.”

Our loan portfolio will have greater risk as we increase our commercial real estate and commercial business lending.

          At December 31, 2008, our loan portfolio included $98.9 million of commercial real estate loans and $86.2 million of commercial business loans. We have significantly increased our originations of these loans in recent years and we intend to continue to increase our origination of these loans. Our commercial real estate loans and our commercial business loans increased to 12.7% and 11.1%, respectively, of our loan portfolio at December 31, 2008 compared to 0% and 5.4% of our total loan portfolio at December 31, 2004. These loans are considered to have greater credit risk than one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically depends on the successful operations and income stream of the borrowers’ business and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

          At December 31, 2008, the largest commercial real estate lending relationship consisted of loans totaling $5.6 million. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans” and “—Commercial Business Loans.”

Changes in interest rates could adversely affect our results of operation and financial condition.

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

          Changes in interest rates also affect the current market value of our investment securities portfolio. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. At December 31, 2008, the fair value of our available-for-sale investment securities totaled $139.8 million. Unrealized loss, net of taxes, on these available-for-sale securities totaled $8.3 million at December 31, 2008 and are reported as a separate component of equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on our equity.

          We evaluate interest rate sensitivity by estimating the change in Beacon Federal’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2008, in the event of an immediate 200 basis point increase in interest rates, the OTS model projects that we would experience a $13.8 million, or 24%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Beacon Federal Bancorp, Inc.—Management of Market Risk.”

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

          Our future success will be largely due to the efforts of our senior management team consisting of Ross J. Prossner, President and Chief Executive Officer, J. David Hammond, Senior Vice President and Chief Lending Officer and Darren T. Crossett, Senior Vice President and Chief Operating Officer. The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan. We have entered into a three-year employment agreement with Mr. Prossner and two-year employment agreements with Messrs. Crossett and Hammond.

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

          We operate from our main office in East Syracuse, New York, and from our seven full-service branches located in Marcy and Rome, New York, Smartt and Smyrna, Tennessee, Tyler, Texas and Chelmsford, Massachusetts. The net book value of our premises, land and equipment was $3.4 million at December 31, 2008. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Location	Address	Leased or Owned	Year Acquired or Leased	Square Footage

Corporate Offices	5000 Brittonfield Parkway East Syracuse, NY 13057	Leased (1)	1999	12,459
Full Service Branches:

Chelmsford	7 Summer Street Chelmsford, MA 01824	Leased (2)	2003	1,600
Marcy	9085 Old River Road Marcy, NY 13403	Owned	2006	4,000
Rome	230 South James Street Rome, NY 13440	Owned	2006	3,200
Syracuse	6311 Court Street Road East Syracuse, NY 13057	Owned	1985	14,000
Smartt	5428 Manchester Highway Morrison, TN 37357	Owned	1982	2,200
Smyrna	105 Threat Industrial Road Smyrna, TN 37167	Owned	2000	12,500
Tyler	1330 Old Omen Road Tyler, TX 75701	Owned	1993	4,500

(1)	Lease expires in June 2009, and becomes a month-to-month lease thereafter.
(2)	Lease expires in July 2010.

ITEM 3.	LEGAL PROCEEDINGS

          Beacon Federal Bancorp, Inc. and Beacon Federal are subject to various legal actions arising in the normal course of business. At December 31, 2008, we were not involved in any legal proceedings that were material to our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 10, 2008, Beacon Federal Bancorp, Inc. held a special meeting of stockholders to vote on the approval of the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan was approved by a vote of 3,676,986 votes (76.5%) in favor, and 1,128,057 votes (23.5%) against. For more information, please see the Definitive Proxy Material filed by Beacon Federal Bancorp, Inc. with the Securities and Exchange Commission on October 9, 2008, hereby incorporate by reference.

          During the three months ended December 31, 2008, no other matters were submitted to a vote of security holders of Beacon Federal Bancorp, Inc. through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a)          Our shares of common stock are traded on the Nasdaq Global Market under the symbol “BFED.” The approximate number of holders of record of Beacon Federal Bancorp, Inc.’s common stock as of December 31, 2008 was 895. Certain shares of Beacon Federal Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Beacon Federal Bancorp, Inc.’s common stock for the period ended December 31, 2008. Beacon Federal Bancorp, Inc. began trading on the Nasdaq Global Market on October 2, 2007. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

Fiscal 2008	High	Low	Dividends
Quarter ended March 31, 2008	$10.95	$9.95	$—
Quarter ended June 30, 2008	$10.88	$10.16	$0.04
Quarter ended September 30, 2008	$10.28	$8.75	$0.04
Quarter ended December 31, 2008	$9.06	$7.62	$0.04

Fiscal 2007	High	Low	Dividends
Quarter ended December 31, 2007	$11.95	$9.91	$—

          The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

          The sources of funds for the payment of a cash dividend are interest and principal payments with respect to Beacon Federal Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from Beacon Federal.

          Set forth below is information as of December 31, 2008 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price	Number of securities remaining available for issuance under plan (2)
Equity compensation plans approved by shareholders	444,134	$8.23	325,482
Equity compensation plans not approved by shareholders	—	—	—
Total	444,134	$8.23	325,482	(1)

(1)	There are 29,973 shares available for future issuance and 295,509 shares underlying options available for future issuance pursuant to the 2008 Equity Incentive Plan..

	(b)	Not Applicable.

	(c)	Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

          The summary information presented below at or for each of the fiscal years presented is derived in part from the consolidated financial statements of Beacon Federal Bancorp, Inc. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,021,343	$877,990	$607,669	$515,099	$440,293
Cash and cash equivalents	18,297	14,148	8,799	11,927	14,906
Trading account assets	23,337	―	―	―	―
Securities available for sale, at fair value	139,803	92,859	8,852	4	―
Securities held to maturity	23,315	29,488	37,706	43,334	37,374
Loans, net	770,695	708,993	537,097	449,148	372,485
Federal Home Loan Bank of New York stock, at cost	13,080	11,117	4,091	3,264	2,950
Securities sold under agreement to repurchase	70,000	20,000	15,227	21,714	14,227
FHLB advances	218,641	226,815	73,900	59,000	56,000
Deposits	626,467	514,488	471,137	390,501	331,064
Equity	102,085	113,174	44,245	41,940	37,426

	Years Ended December 31,
	2008	2007	2006 (1)	2005	2004
	(In thousands)
Selected Operating Data:

Interest income	$56,312	$43,765	$32,347	$25,629	$20,701
Interest expense	31,335	27,531	18,075	10,542	6,593
Net interest income	24,977	16,234	14,272	15,087	14,108
Provision for losses on loans	8,857	2,304	1,066	1,225	1,440
Net interest income after provision for loan losses	16,120	13,930	13,206	13,862	12,668
Non-interest income	4,311	3,293	3,054	3,163	3,301
Non-interest expense	25,815	13,276	12,070	9,745	9,398
Income (loss) before income taxes	(5,384)	3,947	4,190	7,280	6,571
Income tax expense (benefit)	(2,380)	1,528	1,876	2,766	2,493
Net income (loss)	$(3,004)	$2,419	$2,314	$4,514	$4,078

(1)
For a discussion of certain expenses incurred in connection with the acquisition of Marcy Federal Credit Union, which was consummated in December 2006, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Beacon Federal Bancorp, Inc. – Comparison of Operating Results for the Years Ended December 31, 2006 and 2005.”

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	(0.31)%	0.34%	0.41%	0.95%	1.03%
Return on equity (ratio of net income (loss) to average equity)	(2.73)%	3.92%	5.26%	11.44%	11.59%
Average interest rate spread (1)	2.14%	1.84%	2.33%	3.03%	3.52%
Net interest margin (2)	2.61%	2.28%	2.56%	3.22%	3.65%
Efficiency ratio (3)	88.14%	67.99%	70.17%	53.40%	53.98%
Non-interest expense to average total assets	2.65%	1.84%	2.13%	2.04%	2.37%
Average interest-earning assets to average interest-bearing liabilities	114.68%	111.15%	107.23%	108.21%	107.69%
Average equity to average total assets	11.27%	8.57%	7.77%	8.28%	8.89%

Asset Quality Ratios:
Non-performing assets to total assets	0.47%	0.16%	0.16%	0.18%	0.01%
Non-performing loans to total loans	0.60%	0.15%	― %	0.16%	0.02%
Allowance for loan losses to non-performing loans	225.05%	624.61	NM	NM	NM
Allowance for loan losses to total loans	1.36%	0.96%	0.96%	0.98%	0.92%

Bank Capital Ratios:
Total capital (to risk-weighted assets)	12.81%	13.88%	11.74%	13.19%	14.64%
Tier I capital (to risk-weighted assets)	11.56%	12.75%	10.51%	11.94%	13.41%
Tier I capital (to average assets)	8.20%	8.79%	7.29%	8.14%	8.50%

Other Data:
Number of full service offices	7	7	7	7	7
Full time equivalent employees	126	116	112	111	103

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income. NM – Not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Economic Conditions. The national economy, as well as the local economy, continue to weaken. The economy has been marked by higher unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit. The national unemployment rate rose to 8.1% in February 2009 from 4.9% at the end of 2007. The unemployment rate in the Company’s market area in New York is slightly below the national average. The Federal Open Market Committee has responded by reducing the federal funds rate from 4.25 % at December 11, 2007 to the current rate between 0.00% and 0.25%. The reduction in the federal funds rate has increased the Company’s net interest margin and net interest income. However, price competition for loans and deposits has increased.

          Financial institutions have been affected by the lack of liquidity and credit deterioration, resulting in depressed valuations and failures of certain banks. In October 2008, the Emergency Economic Stabilization Act of 2008 (“ESSA”) was enacted, providing for $700 billion in funding to the U.S. Treasury to restore liquidity and stability to the U.S. financial system and includes extensive tax, energy and disaster relief provisions.

          In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, providing for tax cuts, expansion of unemployment benefits, social welfare provisions, and spending programs for education, health care and infrastructure.

          FDIC Temporary Liquidity Guarantee Program. On October 23, 2008, the FDIC issued an interim rule, establishing the Temporary Liquidity Guarantee Program (“TLGP”), effective October 14, 2008. The TLGP consists of two components: the Debt Guarantee Program (“DGP”), a temporary guarantee (through June 30, 2012) of newly-issued senior unsecured debt up to prescribed limits issued from October 14, 2008 through June 30, 2009 and the Transaction Account Guarantee Program (“TAGP”), a temporary guarantee of noninterest-bearing transaction accounts held at FDIC-insured depository institutions in excess of the existing deposit insurance limit of $250,000 per account. The Company has opted out of the DGP, but is participating in the TAGP. Retroactive to November 13, 2008, the Company is assessed on a quarterly basis an annualized amount equal to 10 basis points on the non-interest bearing deposit balances exceeding the existing deposit insurance limit of $250,000. Management does not expect that the assessment under the TAGP will have a material effect on the results of operations of the Company.

          Operating Results. The Company reported a net loss of $3.0 million for the year ended December 31, 2008, compared to net income of $2.4 million for the year ended December 31, 2007. The net loss reflected the other-than-temporary impairment charge of $6.2 million taken on our portfolio of Fannie Mae and Freddie Mac preferred stock, the other-than-temporary impairment charge of $4.6 million on one collateralized mortgage obligation and two trust preferred securities, an increased provision for loan losses, and higher non-interest expenses, which were partially offset by an increase in net interest income and non-interest income and lower income taxes.

          Financial Condition. Total assets increased by $143.4 million to $1.0 billion at December 31, 2008 from $878.0 million at December 31, 2007, as a result of a $61.7 million increase in net loans, a $23.3 million increase in trading account assets due to the securitization of 30-year mortgages, a $40.8 million increase in securities, a $2.0 million increase in FHLB of New York stock, a $4.1 million increase in cash and cash equivalents and a $11.0 million increase in other assets, funded by a $112.0 million increase in deposits and a $41.8 million increase in borrowings. Stockholders’ equity decreased by $11.1 million due to a $7.9 million increase in the accumulated other comprehensive loss, net of taxes, cash dividends of $834,000, and a net loss of $3.0 million for the year ended December 31, 2008, partially offset by the release of ESOP shares in the amount of $577,000 and amortization of stock options and awards of $95,000.

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

          Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates and other factors, such as market liquidity. See Note 3 to Consolidated Financial Statements for further discussion regarding securities impairment.

Comparison of Financial Condition at December 31, 2008 and 2007

          Loans, Net. Net loans increased by $61.7 million, or 8.7%, to $770.7 million at December 31, 2008 from $709.0 million at December 31, 2007, reflecting strong business relationships maintained by our loan staff in their local markets. During 2008, loan growth was experienced primarily in commercial real estate, construction, secured consumer and commercial business loans. Commercial real estate loans increased by $22.2 million, or 28.9%, to $98.9 million at December 31, 2008 from $76.7 million at December 31, 2007. In addition, secured consumer loans, consisting primarily of indirect automobile loans, increased by $21.1 million, or 19.1%, construction loans increased by $10.4 million, or 119.4%, and commercial business loans increased by $16.0 million, or 22.8%, reflecting our emphasis on the origination of these types of loans. Residential real estate and multi-family loans grew modestly, while unsecured consumer and home equity loans decreased.

          Trading Account Assets. Trading account assets had a fair value of $23.3 million at December 31, 2008, and represented the securitization of 30-year mortgage loans. Servicing assets, included in other assets, and recourse obligations related to the securitization of loans at December 31, 2008 amounted to $130,000 and $0, respectively.

          Securities. Securities held to maturity decreased by $6.2 million to $23.3 million at December 31, 2008, due to principal collections on collateralized mortgage obligations (“CMOs”) and mortgage-backed securities. Securities available for sale increased to $139.8 million at December 31, 2008 from $92.9 million at December 31, 2007, primarily as a result of the purchase of mortgage-backed securities and CMOs, which were partially offset by the maturities of federal agency securities, a $10.8 million impairment loss on Freddie Mac and Fannie Mae preferred stock, one CMO and two trust preferred securities (described below), and a $13.2 million increase in the net unrealized losses on available-for-sale securities. The increase in securities available for sale was funded primarily from customer deposits.

          During the year ended December 31, 2008, the Company wrote down its Fannie Mae and Freddie Mac preferred stock portfolio by $6.2 million after determining that the portfolio was other-than-temporarily impaired. The remaining preferred stock holdings were sold in December 2008. In addition, the Company recorded an aggregate impairment charge of $4.6 million on one CMO and two trust preferred securities.

          The majority of the $13.8 million net unrealized losses on available-for-sale securities at December 31, 2008 were related to CMOs and pooled trust preferred securities. These net unrealized losses were the result of increased risk premiums (spreads) demanded from investors due to lack of liquidity in these securities, as well as the continued turmoil in the financial markets resulting from the “sub-prime crisis.” The increase in spreads more than offset the decline in interest rates and was reflected in lower pricing of the portfolio as compared to a year ago.

          With the exception of the write-down of the one collateralized mortgage obligation and two trust preferred securities described above, management does not believe that an adverse change in the cash flows of the underlying securities had occurred as of December 31, 2008. Accordingly, the declines in value were not considered to be other than temporary.

          Other Assets. Federal Home Loan Bank of New York stock increased by $2.0 million to $13.1 million at December 31, 2008, as required by the FHLB due to a higher level of mortgage-related assets held by the Company and limited recourse obligations related to loans sold to FHLB. Accrued interest receivable increased due to a higher balance of loans and securities outstanding and timing of interest receipts. Other assets increased by $11.0 million to $12.8 million at December 31, 2008, as a result of a higher deferred tax asset on net unrealized losses on securities available for sale, allowance for loan losses and impairment losses on securities held in the portfolio.

          Deposits. Deposits increased by $112.0 million, or 21.8%, to $626.5 million at December 31, 2008 from $514.5 million at December 31, 2007, due to the success of promotional efforts throughout the period to attract additional deposits. Certificate of deposit accounts increased by $78.5 million and represented the largest dollar increase in deposit accounts. Checking accounts and money market accounts increased by $17.8 million and $19.0 million, respectively. Overall, total “core” deposits (savings, money market, non-interest bearing demand and NOW accounts) increased by $33.5 million, or 13.3%.

          Borrowings. FHLB advances decreased by $8.2 million, or 3.6%, to $218.6 million at December 31, 2008 from $226.8 million at December 31, 2007. Securities sold under agreement to repurchase increased by $50.0 million to $70.0 million at December 31, 2008. These borrowings were used since the rates were more attractive than FHLB advances with similar terms.

          Accrued Interest Payable and Other Liabilities. Accrued interest payable and other liabilities increased by $637,000 to $4.2 million at December 31, 2008. Accrued interest payable on deposits increased due to a higher average balance of deposits, partially offset by a lower average rate. Other liabilities increased as a result of the timing of payments on certain other liabilities.

          Stockholders’ Equity. Stockholders’ equity decreased by $11.1 million, or 9.8%, to $102.1 million at December 31, 2008 from $113.2 million at December 31, 2007. The decrease reflected an increase of $7.9 million in net unrealized losses on securities available for sale, less tax effect, cash dividends paid of $834,000 and a net loss of $3.0 million for the year ended December 31, 2008, partially offset by the release of ESOP shares in the amount of $577,000 and amortization of stock options and awards of $95,000.

Comparison of Operating Results for the Year Ended December 31, 2008 and 2007

          Interest Income. Interest income increased by $12.5 million, or 28.7%, to $56.3 million for the year ended December 31, 2008 from $43.8 million for the year ended December 31, 2007. The increase was mainly due to higher average balances of loans and securities in 2008 compared to 2007, as the average yield on loans decreased by 21 basis points in 2008 compared to 2007, reflecting lower market interest rates.

          The average balances of loans and securities increased primarily as a result of the deployment of net proceeds raised in our initial public offering, which was completed in October 2007, and proceeds from deposits and borrowings.

          Interest income on loans increased to $45.9 million for the year ended December 31, 2008 from $38.9 million for the year ended December 31, 2007. The increase was due to a higher average balance of loans, partially offset by a lower average yield. The average balance of loans increased to $758.1 million for the year ended December 31, 2008 from $621.0 million for the year ended December 31, 2007, reflecting our continued emphasis on loan growth. The average yield earned on loans decreased to 6.06% for the year ended December 31, 2008 from 6.27% for the year ended December 31, 2007, as a result of a decline in the yield on loans indexed to the prime rate, which decreased in the generally lower market interest rate environment, which was partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during 2008 compared to 2007.

          Interest income on securities increased by $5.6 million, or 152.7%, to $9.3 million for the year ended December 31, 2008 from $3.7 million for the year ended December 31, 2007, reflecting a higher average balance of such securities (to $169.8 million from $68.5 million) as well as higher average yields on such securities to 5.48% for 2008 from 5.37% for 2007. The higher average yield on securities resulted primarily from a greater weight of CMOs held in the portfolio as compared to the prior year. CMOs carry a higher yield and greater degree of credit and liquidity risk than federal agency securities.

          Dividend income on FHLB of New York stock increased to $732,000 for the year ended December 31, 2008 from $402,000 for the year ended December 31, 2007. The increase was due to a higher average balance of such stock, which was partially offset by a lower yield. The lower yield resulted from a decrease in the dollar amount of dividends paid by the FHLB during 2008. In January 2009, the FHLB declared a fourth quarter dividend for 2008 at an annualized rate of 1.09%. The FHLB declared a supplemental dividend of 1.91% (annualized) for the same quarter in February 2009.

          Interest earned on interest-earning deposits at other financial institutions decreased to $369,000 for the year ended December 31, 2008 from $773,000 for the year ended December 31, 2007, reflecting lower yields on such interest-earning assets, and to a lesser extent, lower average balances. Lower yields resulted from a decline in market investment returns on such assets.

          Interest Expense. Interest expense increased by $3.8 million, or 13.8%, to $31.3 million for the year ended December 31, 2008 from $27.5 million for the year ended December 31, 2007. The increase in interest expense reflected substantially higher average balances of borrowings used to fund loan growth, which was partially offset by lower rates on deposits and borrowings.

          Interest expense on deposits decreased by $1.8 million, or 8.9%, to $19.0 million for the year ended December 31, 2008 from $20.8 million for the year ended December 31, 2007, reflecting a decrease in the average rate paid on deposits to 3.52% from 4.16%, partially offset by a higher average balance. Lower deposit costs resulted from a decline in market interest rates. The average balance of deposits increased to $539.4 million for the year ended December 31, 2008 from $500.3 million for the year ended December 31, 2007. The average balance of non-interest-bearing deposits increased 69.9% to $27.7 million for the year ended December 31, 2008, from $16.3 million for the year ended December 31, 2007.

          Interest expense on checking and money market accounts decreased to $6.1 million for the year ended December 31, 2008 from $6.5 million for the year ended December 31, 2007, as lower average rates on such accounts (3.28% in 2008 compared to 4.11% in 2007) were partially offset by higher average balances on such accounts ($185.0 million compared to $158.4 million). Interest expense on certificates of deposit decreased to $12.6 million for the year ended December 31, 2008 from $13.8 million for the year ended December 31, 2007, due to a lower average rate (4.27% compared to 4.98%), which was partially offset by a higher average balance ($294.1 million compared to $276.4 million). At December 31, 2008, we had $77.5 million in brokered deposits. Brokered deposits were utilized since the rates were more attractive than local retail deposits. Brokered deposits are highly susceptible to withdrawal at maturity if the rates we pay on such deposits are not competitive.

          Interest expense on borrowings (reverse repurchase agreements and FHLB advances) increased to $12.4 million for the year ended December 31, 2008 from $6.7 million for the year ended December 31, 2007. The increase was due to a higher average balance of such borrowings to $293.5 million for the year ended December 31, 2008 from $140.6 million for the year ended December 31, 2007, as borrowings were used to supplement deposits to fund loan growth. The average rate paid on such borrowings decreased to 4.21% from 4.78% as a result of a decline in market interest rates.

          Interest expense on FHLB advances increased to $10.8 million for 2008 compared to $6.3 million for 2007, as we increased our average balances of such advances to $243.7 million from $130.9 million, which was partially offset by a decrease in the average rate paid on such advances to 4.44% from 4.82%. The interest expense on reverse repurchase agreements increased to $1.5 million from $409,000 reflecting a higher average balance of $49.8 million in 2008 from $9.7 million in 2007, which more than offset a decrease in the average rate paid on such balances to 3.09% in 2008 from 4.23% in 2007.

          Net Interest Income. Net interest income increased by $8.8 million, or 53.9%, to $25.0 million for the year ended December 31, 2008 from $16.2 million for the year ended December 31, 2007. The increase in net interest income was due to an increase in net interest-earning assets to $122.3 million for the year ended December 31, 2008 from $71.5 million for the year ended December 31, 2007 and increases in our net interest rate spread (to 2.14% from 1.84%) and net interest margin (to 2.61% from 2.28%). The net interest margin increased 33 basis points due to growth in our net interest-earning assets, primarily as a result of our stock offering completed in early October 2007.

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

          We recorded a provision for loan losses of $8.9 million for the year ended December 31, 2008 compared to a provision for loan losses of $2.3 million for the year ended December 31, 2007. The provision for loan losses resulted from an increase in nonperforming commercial real estate loans and commercial business loans, a higher level of commercial and consumer loan charge-offs, and overall growth of the loan portfolio, particularly in commercial loans.

          Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending. The provision reflected net charge-offs of $5.1 million for the year ended December 31, 2008 compared to net charge-offs of $669,000 for the year ended December 31, 2007. Net charge-offs increased due primarily to write-downs on commercial business loans and consumer loans, principally secured by automobiles.

          The allowance for loan losses was $10.5 million, or 1.36% of total loans at December 31, 2008, compared to $6.8 million, or 0.96%, of total loans at December 31, 2007. Total nonperforming loans were $4.7 million at December 31, 2008 compared to $1.1 million at December 31, 2007. Nonperforming loans at December 31, 2008 were primarily secured by commercial real estate and commercial business assets. We used the same methodology in assessing the allowances for both years. To the best of our knowledge, we have recorded all losses that are both probable and reasonably estimable for the year ended December 31, 2008 and 2007.

          Non-Interest Income. Non-interest income increased by 30.9% to $4.3 million for the year ended December 31, 2008 from $3.3 million for the year ended December 31, 2007. Service charges increased by $327,000 to $2.9 million for the year ended December 31, 2008, reflecting higher deposit-related fees. Commission and fee income for 2008 included income from credit life and disability insurance of $199,000 as a result of a lower experience rate of claims filed by the Company’s customers. The Company recognized $367,000 during the year ended December 31, 2008 as a result of the change in cash surrender value of bank-owned life insurance. The Company recognized a gain of $105,000 on $23.2 million of 30-year mortgages securitized and committed for sale. In addition, the Company recognized a gain of $171,000 on the sale of residential, fixed-rate loans with terms of 15 years or longer.

          The Company sold its remaining investment in Fannie Mae and Freddie Mac preferred stock at a loss of $349,000. This loss was partially offset by a gain of $129,000 recognized on the sale of the Company’s equity investment in Visa, Inc., acquired as part of the restructuring that resulted in Visa, Inc. issuing common stock to members of Visa U.S.A.

          Non-Interest Expense. Non-interest expense increased by $12.5 million, or 94.4%, to $25.8 million for the year ended December 31, 2008 from $13.3 million for the year ended December 31, 2007. During the year ended December 31, 2008, we recorded an aggregate impairment loss of $10.8 million on our Fannie Mae and Freddie Mac perpetual preferred stock, a collateralized mortgage obligation and two trust preferred securities. To a lesser extent, the increase reflected higher salaries and benefits, higher occupancy and equipment expenses, higher telephone expenses, higher audit and examination expenses, higher advertising and marketing expenses, and higher other non-interest expenses, which were partially offset by lower supplies expenses and provision for loss on premises and equipment and the absence of a provision for loss on foreclosed assets which was recognized during 2007.

          Salaries and employee benefits increased by $590,000 due to normal salary increases, compensation costs related to the retirement of the Company’s Chief Financial Officer on June 27, 2008, and $174,000 of Supplemental Executive Retirement Plan (SERP) expense on behalf of the Chief Executive Officer of the Company and Bank, approved in December 2007, which were partially offset by upper management foregoing bonuses and lower ESOP expense during 2008. The SERP expense will be recognized over the remaining service period of the Chief Executive Officer based upon the present value of benefits expected to be provided under the SERP. There was no SERP expense for 2007. ESOP expense was lower due to a decline in the market value of the Company’s common stock. The Company recognizes ESOP expense equal to the average fair values of the shares committed to be released during the year.

          Occupancy and equipment increased as a result of primarily higher office rent expenses, depreciation expense and equipment maintenance costs. Advertising and marketing increased as a result of a higher volume of promotions. Telephone, delivery and postage expenses increased due to switching to a new telephone and server system and temporarily operating dual phone systems. As a result of this process, the telephone costs are expected to decrease in the near term. Supplies decreased due to lower level of periodic purchases in 2008. Audit and examination expenses increased due primarily to higher professional expenses associated with our status as a public company.

          Other non-interest expense increased due to an impairment loss of $10.8 million on securities and, to a lesser extent, provision for loss on servicing assets of $192,000 due to accelerated prepayment speeds, costs incurred in conjunction with the securitization of 30-year mortgages, higher insurance costs, subscription costs, travel costs, employee training costs, board fees, check fraud loss of $58,000, personnel recruitment costs, fees paid to outside information technology consultants, provision for losses of $69,000 on secondary market loan commitments, and expenses related to operating as a public company, including attorney’s fees, securities filings-related costs, annual meeting expenses, printing costs for annual reports and proxy materials, and Sarbanes-Oxley compliance-related costs. These higher expenses were partially offset by lower correspondent bank service charges due primarily to the implementation of the Check 21 program.

          On February 27, 2009, the FDIC adopted an interim rule imposing a special assessment of 20 basis points on the Company’s assessment base for the June 2009 quarter, payable September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment of up to 10 basis points if warranted. The FDIC adopted a final rule that increases the current initial base assessment rates to a range of 12 to 45 basis points, effective April 1, 2009. In addition, changes were made to the FDIC’s risk-based assessment system. Regular assessments will be higher for institutions that rely on certain brokered deposits to fund rapid asset growth. Additional adjustments will be made for the Company’s unsecured debt and secured liabilities. As a result of the 20 basis point special assessment and increase in the current deposit insurance rate, management of the Company estimates that the FDIC premium expense will increase by approximately $1.7 million for 2009, although there can be no assurances regarding such amount. This estimated amount could be higher if an additional special assessment is imposed and the current deposit insurance assessment increases further due to changes in the risk-based assessment system. Management of the Company is unable to estimate the amount of any additional assessments at this time.

          In addition, the Company recognized an impairment loss of $400,000 during 2007, as a result of a decline in the fair value of certain properties sold and equipment abandoned. The provision for loss on foreclosed assets of $110,000 was related to the write-down of one property secured by an apartment complex.

          Income Tax Expense. Due to a pre-tax loss of $5.4 million for the year ended December 31, 2008, the Company recognized an income tax benefit of $2.4 million, compared to an expense of $1.5 million for the year ended December 31, 2007. Our effective tax rate was 44.2% for the year ended December 31, 2008, compared to 38.7% for the year ended December 31, 2007. The effective tax rate for 2008 was impacted by a higher level of non-taxable BOLI income and dividends received deduction on Fannie Mae and Freddie Mac preferred stock.

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

	For the Years Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$758,065	$45,916	6.06%	$621,035	$38,912	6.27%	$496,304	$29,370	5.92%
Securities	169,755	9,295	5.48	68,455	3,678	5.37	46,037	2,199	4.78
Federal Home Loan Bank of New York stock	13,127	732	5.58	6,810	402	5.90	3,942	238	6.04
Interest-earning deposits	14,300	369	2.58	16,103	773	4.80	10,415	540	5.18
Total interest-earning assets	955,247	56,312	5.90	712,403	43,765	6.14	556,698	32,347	5.81
Non-interest-earning assets	19,833			8,475			9,748
Total assets	$975,080			$720,878			$566,446

Interest-bearing liabilities:
NOW and money market accounts	$185,005	6,071	3.28%	$158,426	6,516	4.11	$106,356	2,948	2.77
Savings	60,289	328	0.54	65,525	536	0.82	71,288	445	0.62
Certificates of deposit	294,127	12,562	4.27	276,398	13,760	4.98	255,509	11,031	4.32
Total deposits	539,421	18,961	3.52	500,349	20,812	4.16	433,153	14,424	3.33
Reverse repurchase agreements	49,836	1,541	3.09	9,659	409	4.23	19,331	754	3.90
FHLB advances	243,736	10,833	4.44	130,944	6,310	4.82	66,701	2,897	4.34
Total interest-bearing liabilities	832,993	31,335	3.76	640,952	27,531	4.30	519,185	18,075	3.48
Non-interest-bearing deposits	27,711			16,278			2,152
Non-interest bearing liabilities	4,440			1,886			1,110
Total liabilities	865,144			659,116			522,447
Stockholders’ equity	109,936			61,762			43,999
Total liabilities and stockholders’ equity	$975,080			$720,878			$566,446

Net interest income		$24,977			$16,234			$14,272
Net interest rate spread (1)			2.14%			1.84%			2.33%
Net interest-earning assets (2)	$122,254			$71,451			$37,513
Net interest margin (3)			2.61%			2.28%			2.56%
Average of interest-earning assets to interest-bearing liabilities			114.68%			111.15%			107.23%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2008 vs. 2007			Years Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$8,257	$(1,253)	$7,004	$7,725	$1,817	$9,542
Securities	5,540	77	5,617	1,180	299	1,479
Federal Home Loan Bank of New York stock	350	(20)	330	169	(5)	164
Interest-earning deposits	(79)	(325)	(404)	269	(36)	233

Total interest-earning assets	14,068	(1,521)	12,547	9,343	2,075	11,418

Interest-bearing liabilities:
NOW and money market accounts	2,184	(2,629)	(445)	1,795	1,773	3,568
Savings	(39)	(169)	(208)	(30)	121	91
Certificates of deposit	980	(2,178)	(1,198)	951	1,778	2,729
Total deposits	3,125	(4,976)	(1,851)	2,716	3,672	6,388
Reverse repurchase agreements	1,210	(78)	1,132	(415)	70	(345)
FHLB advances	4,979	(456)	4,523	3,061	352	3,413

Total interest-bearing liabilities	9,314	(5,510)	3,804	5,362	4,094	9,456

Change in net interest income	$4,754	$3,989	$8,743	$3,981	$(2,019)	$1,962

Management of Market Risk

          General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Management Committee, that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

(iii)
lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of New York and brokered deposits;

(iv)	invest in shorter- to medium-term securities;

(v)	sell a portion of our one- to four-family mortgage loans with maturities of 20 years or more;

(vi)	use interest rate caps, as determined by the Asset/Liability Management Committee, to attempt to preserve net interest income in periods of rising short-term interest rates;

(vii)	originate high volumes of consumer loans, which have shorter terms, including direct and indirect automobile loans; and

(viii)	maintain high levels of capital.

          Net Portfolio Value of Beacon Federal. The OTS requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OTS provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value. Historically, the OTS model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. Recently, the assumptions were expanded to include an increase and decrease of 50 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The OTS provides us the results of the interest rate sensitivity model, which is based on information we provide to the OTS to estimate the sensitivity of our net portfolio value.

          The table below sets forth, as of December 31, 2008, the OTS’s calculation of the estimated changes in the Bank’s net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
(Dollars in thousands)

+300	$30,347	$(27,664)	(48.0)%	3.10%	(248)
+200	44,237	(13,774)	(24.0)%	4.41%	(117)
+100	53,968	(4,043)	(7.0)%	5.28%	(30)
+50	55,031	(2,930)	(5.0)%	5.35%	(23)
—	58,011	—	—	5.58%	—
-50	58,223	212	—%	5.56%	(2)
-100	55,965	(2,046)	(4.0%)	5.33%	(25)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

          The table above indicates that at December 31, 2008, in the event of a 200 basis point increase in interest rates, we would experience a 24% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4% decrease in net portfolio value.

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

          Net Interest Income. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or 100 basis point decrease in market interest rates. As of December 31, 2008, using our internal interest rate risk model, we estimated that our net interest income for the year ending December 31, 2009 would increase by 0.6% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 0.4% in the event of an instantaneous 100 basis point decrease in market interest rates.

Liquidity and Capital Resources

          Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, brokered deposits, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio (which includes wholesale funding capacity) of 8.0% or greater. For the year ended December 31, 2008, our liquidity ratio averaged 24.0%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2008.

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

          Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $18.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $139.8 million at December 31, 2008. On that date, we had $218.6 million of Federal Home Loan Bank advances outstanding, with the ability to borrow an additional $11.6 million.

          Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

          At December 31, 2008, we had $27.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $62.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2008 totaled $247.0 million, or 39.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and brokered deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

          Our primary investing activity is originating loans. During the year ended December 31, 2008, we originated $316.2 million of loans, and during the year ended December 31, 2007, we originated $312.7 million of loans. We purchased $122.2 million of securities during the year ended December 31, 2008, and we purchased $91.5 million of securities during the year ended December 31, 2007.

          Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $112.0 million for the year ended December 31, 2008 and a net increase in total deposits of $43.4 million for the year ended December 31, 2007. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

          Liquidity management is both a daily and long-term function of business management. Federal Home Loan Bank advances decreased by $8.2 million for the year ended December 31, 2008, compared to an increase of $152.9 million for the year ended December 31, 2007. Federal Home Loan Bank advances have primarily been used to fund loan demand. At December 31, 2008, we had the ability to borrow up to $230.2 million from the Federal Home Loan Bank of New York. Subsequent to December 31, 2008, the Company temporarily lost its ability to borrow additional amounts from the Federal Home Loan Bank due to loan repayments and certain payoffs. In the near term, the Company can utilize alternative sources of financing, including brokered deposits. The Company is attempting to pledge additional assets, other than single-family loans and securities, in order to increase its borrowing capacity with the Federal Home Loan Bank.

          Beacon Federal is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, Beacon Federal exceeded all regulatory capital requirements. Beacon Federal is considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”

Off-Balance Sheet Arrangements

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

Recent Accounting Pronouncements

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

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operations.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items, which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operations.

          In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supercedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operations.

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

          SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. SFAS No. 160 and SFAS No. 141(R) were adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operations. The future impact will depend upon the nature of future acquisitions by the Company, if any. At December 31, 2008, the Company did not have a noncontrolling interest.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operations.

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

          In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” The Company will delay application of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements until January 1, 2009.

          In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP was effective upon issuance. FSP SFAS No. 157-3 provides clarification of SFAS No. 157, “Fair Value Measurements,” in determining the fair value of a financial asset when the market for that financial asset is not active. Application issues include consideration of the entity’s own assumptions when measuring fair value when relevant observable inputs do not exist; available observable inputs in a market that is not active should be considered when measuring fair value; and market quotes when assessing the relevance of observable and unobservable data available to measure fair value. FSP SFAS No. 157-3 did not have a material impact on the Company’s financial position or results of operations.

          In December 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets.” The FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to provide additional disclosures about transfers of financial assets. FSP SFAS No. 140-4 is effective for interim and annual reporting periods ending after December 15, 2008. FSP SFAS No. 140-4 did not have a material impact on the Company’s financial position or results of operation.

          In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” The FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” consistent with that in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. See Note 3 to Consolidated Financial Statements for discussion of impairment losses incurred during 2008 and 2007.

          On March 17, 2009, the FASB issued two proposed FSPs to provide additional guidance regarding fair value measurements and impairment of securities. If approved, both FSPs would be effective for interim and annual reporting periods ending after March 15, 2009.

          Proposed FSP SFAS No. 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” establishes a two-step process to determine whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, “Fair Value Measurements.”

          Proposed FSP SFAS No. 115-a, SFAS No. 124-a and EITF 99-20-b, “Recognition and Presentation of Other-Than Temporary Impairments,” requires that impairment losses related to credit losses would be included in earnings and impairments related to other factors would be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before its recovery.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company’s consolidated financial statements are presented in this item as pages F-1 through F-43. Below is an index to the consolidated financial statements:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Financial Statements:

	1.	Consolidated Balance Sheets at December 31, 2008 and 2007.

	2.	Consolidated Statements of Operations for the Years ended December 31, 2008 and 2007.

	3.	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2008 and 2007.

	4.	Consolidated Statements of Cash Flows for the Years ended December 31, 2008 and 2007.

	5.	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

          Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Management’s Report on Internal Control over Financial Reporting

          Management of Beacon Federal Bancorp, Inc., and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Operating Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

          Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

          As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2008 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in internal control.

          There were no changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

          The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the “Compensation Committee” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is incorporated by reference to the “Transactions with Certain Related Persons” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is incorporated by reference to “Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a)(1) Financial Statements

          The following documents are filed as item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2008 and 2007

(C)	Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

(D)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008 and 2007

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

(F)	Notes to Consolidated Financial Statements.

          (a)(2) Financial Statement Schedules

None.

(b)	Not applicable

(c)	Not applicable

(a)(3)	Exhibits

3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc. (1)
3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
4	Form of Common Stock Certificate of Beacon Federal Bancorp, Inc. (1)
10.1	Employee Stock Ownership Plan (1)
10.2	Employment Agreement with Ross J. Prossner (2)
10.3	Employment Agreement with J. David Hammond (2)
10.4	Employment Agreement with Darren T. Crossett (2)
10.5	Employment Agreement with Randy Wiley (3)
10.6	Form of Change in Control Agreement (2)
10.7	Beacon Federal Excess Benefit Plan (4)
10.8	Beacon Federal Annual Cash Incentive Plan (1)
10.9	Beacon Federal Supplemental Executive Retirement Plan (5)
10.10	Beacon Federal 2008 Equity Incentive Plan (6)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File No. 333-143522), originally filed with the Securities and Exchange Commission on June 5, 2007.
(2)	Filed with the Securities and Exchange Commission on October 4, 2007 on Form 8K.
(3)	Filed with the Securities and Exchange Commission on July 3, 2008 on Form 8K.
(4)	Filed with the Securities and Exchange Commission on October 31, 2008 on Form 8K.
(5)	Filed with the Securities and Exchange Commission on December 28, 2007 on Form 8K.
(6)
Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 001-33713), as filed with the Securities and Exchange Commission on October 9, 2008.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON FEDERAL BANCORP, INC.

Date: March 31, 2009	By:	/s/ Ross J. Prossner
Ross J. Prossner
Chief Executive Officer, President and Director
(Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ross J. Prossner	President, Chief Executive
Ross J. Prossner	Officer and Director (Principal	March 31, 2009
Executive Officer)

/s/ Lisa M. Jones	Vice President and Principal Financial and	March 31, 2009
Lisa M. Jones	Accounting Officer (Principal Financial and
Accounting Officer)

/s/ Timothy P. Ahern	Chairman of the Board	March 31, 2009
Timothy P. Ahern

/s/ John W. Altmeyer	Director	March 31, 2009
John W. Altmeyer

/s/ Robert Berger	Director and Vice Chairman of the Board	March 31, 2009
Robert Berger

/s/ Edward H. Butler	Director	March 31, 2009
Edward H. Butler

/s/ Thomas Driscoll	Director	March 31, 2009
Thomas Driscoll

/s/ David R. Hill	Director	March 31, 2009
David R. Hill

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Beacon Federal Bancorp, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheets of Beacon Federal Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Federal Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Livingston, New Jersey
March 26, 2009

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands)

	December 31,
	2008	2007
ASSETS

Cash and due from financial institutions	$18,297	$5,448
Federal funds sold	—	8,700
Cash and cash equivalents	18,297	14,148
Interest-bearing deposits in other financial institutions	536	1,636
Trading account assets	23,337	—
Securities held to maturity (fair value of $21,955 and $29,032, respectively)	23,315	29,488
Securities available for sale	139,803	92,859
Loans held for sale	1,536	696
Loans, net of allowance for loan losses of $10,546 and $6,827, respectively	770,695	708,993
Federal Home Loan Bank of New York stock	13,080	11,117
Premises and equipment, net	3,437	3,502
Accrued interest receivable	3,985	3,439
Foreclosed and repossessed assets	149	319
Bank owned life insurance	10,369	10,002
Other assets	12,804	1,791
Total assets	$1,021,343	$877,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$626,467	$514,488
Federal Home Loan Bank advances	218,641	226,815
Securities sold under agreement to repurchase	70,000	20,000
Accrued interest payable and other liabilities	4,150	3,513
Total liabilities	919,258	764,816
Commitments and contingencies (notes 14 and 15)
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,662,315 shares issued and outstanding	74	74
Additional paid-in capital	72,160	72,080
Retained earnings-substantially restricted	42,835	46,673
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,733)	(5,325)
Accumulated other comprehensive loss, net	(8,251)	(328)
Total stockholders’ equity	102,085	113,174
Total liabilities and stockholders’ equity	$1,021,343	$877,990

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007
(Dollars in thousands)

	Years Ended December 31,
	2008	2007
Interest and dividend income:
Loans, including fees	$45,916	$38,912
Securities	9,295	3,678
FHLB stock	732	402
Federal funds sold and other	369	773
Total interest income	56,312	43,765
Interest expense:
Deposits	18,961	20,812
FHLB advances	10,833	6,310
Securities sold under agreement to repurchase	1,541	409
Total interest expense	31,335	27,531
Net interest income	24,977	16,234
Provision for loan losses	8,857	2,304
Net interest income after provision for loan losses	16,120	13,930
Noninterest income:
Service charges	2,891	2,564
Commission and fee income	670	441
Change in cash surrender value of BOLI	367	2
Trading account gain	105	—
Gain on sale of loans	171	1
Loss on sale of securities available for sale	(220)	—
Other	327	285
Total noninterest income	4,311	3,293
Noninterest expense:
Salaries and employee benefits	7,791	7,201
Occupancy and equipment	1,323	1,209
Advertising and marketing	513	294
Telephone, delivery and postage	784	493
Supplies	274	400
Audit and examination	592	325
FDIC premium expense	416	439
Provision for loss on servicing assets	192	—
Provision for loss on foreclosed assets	—	110
Provision for loss on premises and equipment	23	400
Impairment loss on securities	10,768	201
Other	3,139	2,204
Total noninterest expense	25,815	13,276
Income (loss) before income taxes	(5,384)	3,947
Income tax expense (benefit)	(2,380)	1,528
Net income (loss)	$(3,004)	$2,419
Basic and diluted earnings (loss) per share	$(0.44)	$0.10	(1)

(1) For the period from the conversion date of October 1, 2007 to December 31, 2007.

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss, Net	Total Stockholders’ Equity
Balance at January 1, 2007	$—	$—	$44,254	$—	$(9)	$44,245

Unrealized loss, net of tax of $215	—	—	—	—	(319)	(319)

Net income	—	—	2,419	—	—	2,419

Total comprehensive income						2,100

Issuance of common stock, net of costs	74	72,055	—	(5,917)	—	66,212

Earned ESOP shares	—	25	—	592	—	617

Balance at December 31, 2007	74	72,080	46,673	(5,325)	(328)	113,174

Unrealized loss, net of tax of $9,677	—	—	—	—	(14,516)	(14,516)

Reclass securities loss, net of tax of $88	—	—	—	—	132	132

Reclass securities impairment loss , net of tax of $4,307	—	—	—	—	6,461	6,461

Net loss	—	—	(3,004)	—	—	(3,004)

Total comprehensive loss						(10,927)

Earned ESOP shares	—	(15)	—	592	—	577

Amortization of stock options and awards	—	95	—	—	—	95

Cash dividends, $.12 per share	—	—	(834)	—	—	(834)

Balance at December 31, 2008	$74	$72,160	$42,835	$(4,733)	$(8,251)	$102,085

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007
(Dollars in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,004)	$2,419
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for loan losses	8,857	2,304
Provision for loss on servicing assets	192	—
Provision for loss on foreclosed assets	—	110
Provision for loss on premises and equipment	23	400
Impairment loss on securities	10,768	201
Depreciation and amortization	474	436
ESOP expense	577	617
Amortization of stock options and awards	95	—
Amortization of net deferred loan costs	1,768	912
Net amortization of premiums and (discounts) on securities	83	12
Gain on sale of loans	(171)	(1)
Originations of loans held for sale	(38,166)	(820)
Proceeds from loans held for sale	37,497	125
Increase in cash surrender value of BOLI	(367)	(2)
Loss on sale of available for sale securities	220	—
Trading account gain	(105)	—
Net change in:
Accrued interest receivable	(546)	(1,206)
Other assets	(5,923)	216
Accrued interest payable and other liabilities	637	662
Net cash provided by operating activities	12,909	6,385
Cash flows from investing activities:
Purchase of FHLB stock	(7,036)	(10,410)
Redemption of FHLB stock	5,073	3,384
Maturities of interest-bearing deposits	1,100	499
Securities held to maturity:
Maturities, prepayments and calls	6,114	8,166
Securities available for sale:
Maturities, prepayments and calls	50,802	6,797
Purchases	(122,236)	(91,513)
Proceeds from sale	273	—
Loan originations and payments, net	(95,376)	(174,589)
Purchase of premises and equipment	(432)	(621)
Additions to foreclosed and repossessed assets	(13)	—
Purchase of bank owned life insurance	—	(10,000)
Net cash used for investing activities	$(161,731)	$(268,287)

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007
(Dollars in thousands)

Continued

	Years Ended December 31,
	2008	2007
Cash flows from financing activities:
Net change in deposits	$111,979	$43,351
Proceeds from FHLB advances	303,477	1,022,790
Repayment of FHLB advances	(311,651)	(869,875)
Proceeds from securities sold under agreement to repurchase	50,000	20,000
Repayments of securities sold under agreement to repurchase	—	(15,227)
Issuance of common stock, net of offering costs	—	66,212
Cash dividends	(834)	—
Net cash provided by financing activities	152,971	267,251
Net change in cash and cash equivalents	4,149	5,349
Cash and cash equivalents at beginning of year	14,148	8,799
Cash and cash equivalents at end of year	$18,297	$14,148
Supplemental cash flow information:
Interest paid	$30,938	$26,651
Income taxes paid	3,203	1,332
Real estate and repossessions acquired in settlement of loans	469	465
Loans originated to finance the sale of foreclosed real estate	652	988
Transfer of loans to trading account assets	23,232	—

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008 and 2007
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Beacon Federal Bancorp, Inc. (Company); the Company’s wholly owned subsidiary, Beacon Federal (Bank or Beacon Federal); and the Bank’s wholly owned subsidiary, Beacon Comprehensive Services (BCSC). The Company’s principal business is the business of the Bank. Inter-company transactions and balances are eliminated in consolidation.

The Bank provides financial services through its offices in New York, Massachusetts, Texas, and Tennessee. Its primary deposit products are checking, savings, money market and term certificate accounts, and its primary lending products are residential mortgage, commercial, and direct and indirect installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis. As a result, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment. The Bank’s subsidiary, BCSC, sells insurance and investment products and provides tax-preparation services.

Reorganization: On January 22, 2004, the Bank, with the consent of its members, reorganized into Beacon Federal Financial Services, MHC, a mutual holding company (MHC); formed Beacon Federal Financial Services, Inc., a new holding company (Holding Company); and established Beacon Federal, a new savings bank. On December 11, 2006, members of the MHC approved a plan to dissolve the MHC and Holding Company and reorganize the Bank as a federal mutual savings association. On December 29, 2006, the Bank merged with Marcy Federal Credit Union (Marcy), which was accounted for as a pooling of interests.

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements. Cash and cash equivalents include interest-bearing deposits in other financial institutions of $9,828 and $10,571 at December 31, 2008 and 2007, respectively.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and the unrealized gains and losses on securities available for sale (AFS), net of taxes, which is also recognized as a separate component of stockholders’ equity.

Securitizations and Trading Account Assets: Trading account assets represent the securitization of 30 year mortgage loans. When the Company securitizes mortgage loans, it may hold a portion of the securities issued, including subordinated and other residual interests and interest-only strips, all of which are interests that continue to be held by the Company. Interests in securitized mortgage loans that continue to be held by the Company, excluding servicing assets, if any, are classified as either securities available for sale or trading assets and are recorded at their allocated carrying amounts based on the relative fair value of the assets sold and interests that continue to be held by the Company. These interests are subsequently carried at fair value, which is based on independent, third party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is derived by management’s best estimates of key assumptions, including credit losses, loan prepayment rates and discount rates commensurate with the risks involved. Unrealized gains and losses on interests classified as available for sale are reported in other comprehensive income, net of tax. Realized gains and losses on interests classified as trading are recorded in non-interest income.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. The Company does not purchase securities for trading purposes. Federal Home Loan Bank stock is carried at cost, which represents redemption value, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends received on such stock are reported as income. The Bank is a member of the Federal Home Loan Bank of New York. The required investment in the common stock is based upon a certain percentage of the Bank’s assets and advances.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value and (4) evaluation of cash flows to determine if they have been adversely affected.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at the principal balance outstanding, net of deferred loan costs and allowance for loan losses. Interest income is accrued daily on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed assets also include properties for which the Bank has taken physical possession, even though formal foreclosure proceedings have not taken place.

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

Accrued Interest Receivable: Interest on securities and loans is accrued as earned. Accrued interest receivable as of December 31, 2008 and 2007 is summarized as follows:

	December 31,
	2008	2007

Securities	$930	$730
Loans	3,055	2,709
	$3,985	$3,439

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance (BOLI): In accordance with EITF 06-05, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Mortgage Servicing Rights: Mortgage servicing rights on originated loans that have been sold or securitized for sale are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model includes assumptions that market participants would use in estimating future net servicing income, including the discount rate, prepayment rate, ancillary income, float earnings rate, inflation rate, cost to service, acquisition costs and delinquency rates. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan, including coupon and loan age. The amount of impairment recognized in non-interest expense is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Capitalized servicing rights reported in other assets are amortized in proportion to and over the period of estimated net servicing revenues.

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

Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair values of the shares committed to be released during the period in accordance with the provisions of Statement of Position 93-6. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital. Dividends on allocated ESOP shares are paid to participants of the ESOP and charged to retained earnings. Dividends on unallocated ESOP shares are used to repay the ESOP loan and related accrued interest.

Earnings Per Share: Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding and stock options to the extent dilutive. Under the treasury stock method, stock options are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the option price during the period. In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a summary of basic and diluted earnings (loss) per common share:

	Year Ended December 31, 2008	October 1 to December 31, 2007

Net earnings (loss)	$(3,004)	679

Weighted-average shares outstanding	6,893	6,750
Effect of dilutive stock awards	—	—
Diluted weighted-average shares outstanding	6,893	6,750
Basic and diluted earnings (loss) per share	$(0.44)	0.10

None of the options granted in 2008 were included in the loss per share calculation because they were anti-dilutive. Earnings per share are not applicable for periods prior to the conversion date of October 1, 2007.

Stock-Based Compensation: On October 1, 2007, the date of the conversion to a public company, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Under this method compensation expense is recognized based on the fair value of awards granted, which includes restricted stock and stock options, at the grant date and is recognized on a straight-line basis over the requisite service period, generally defined as the vesting period.

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

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109,” effective January 1, 2007. There was no cumulative effect on adoption of FIN 48. A tax position is recognized as a benefit only if it is “more likely than not “that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize interest and penalties related to tax positions in income tax expense.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Notes 16 and 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements: The following paragraphs summarize recent accounting pronouncements:

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

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. SFAS No. 160 and SFAS No. 141(R) were adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation. At December 31, 2008, the Company did not have a noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

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

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, until January 1, 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP was effective upon issuance. FSP SFAS No. 157-3 provides clarification of SFAS No. 157, “Fair Value Measurements,” in determining the fair value of a financial asset when the market for that financial asset is not active. Application issues include consideration of the entity’s own assumptions when measuring fair value when relevant observable inputs do not exist; available observable inputs in a market that is not active should be considered when measuring fair value; and market quotes when assessing the relevance of observable and unobservable data available to measure fair value. FSP SFAS No. 157-3 did not have a material impact on the Company’s financial position or results of operation.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets.” The FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to provide additional disclosures about transfers of financial assets. FSP SFAS No. 140-4 is effective for interim and annual reporting periods ending after December 15, 2008. FSP SFAS No. 140-4 did not have a material impact on the Company’s financial position or results of operation.

 In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” The FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” consistent with that in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. See Note 3 to Consolidated Financial Statements for discussion of impairment losses incurred during 2008 and 2007.

On March 17, 2009, the FASB issued two proposed FSPs to provide additional guidance regarding fair value measurements and impairment of securities. If approved, both FSPs would be effective for interim and annual reporting periods ending after March 15, 2009.

Proposed FSP SFAS No. 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” establishes a two-step process to determine whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, “Fair Value Measurements.”

Proposed FSP SFAS No. 115-a, SFAS No. 124-a and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments,” requires that impairment losses related to credit losses would be included in earnings and impairments related to other factors would be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before its recovery.

NOTE 2 – SECURITIZATIONS AND TRADING ACCOUNT ASSETS

Trading account assets have a fair value of $23,337 at December 31, 2008 and represent the securitization of 30 year mortgage loans. The Company recognized a gain of $105 related to the loans committed and securitized for sale during the year ended December 31, 2008. Servicing assets and recourse obligations related to the securitization at December 31, 2008 amounted to $130 and $0, respectively. See Note 7 of Notes to Consolidated Financial Statements for additional discussion of servicing assets at December 31, 2008.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 3 – SECURITIES

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2008 were as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity:
Debt securities:
Mortgage backed securities	$6,291	$67	$(61)	$6,297
Collateralized mortgage obligations	17,024	77	(1,443)	15,658
Total	$23,315	$144	$(1,504)	$21,955

Available for sale:
Debt securities:
Treasuries	$100	$3	$—	$103
Agencies	3,000	3	—	3,003
Pooled trust preferred securities	12,318	—	(7,535)	4,783
Mortgage backed securities	47,508	1,144	(10)	48,642
Collateralized mortgage obligations	90,627	1,222	(8,577)	83,272
Total	$153,553	$2,372	$(16,122)	$139,803

During 2008, the Company determined that an other-than-temporary impairment loss was required on certain securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Securities and EITF 99-20-1.” The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuer, the ability to recover its initial cost basis within a reasonable period of time and adverse changes to expected cash flows.

Based on these factors, the Company recorded an aggregate impairment loss of $6,172 on the FNMA and FHLMC perpetual preferred stock.

The impairment charge on the Freddie Mac and Fannie Mae perpetual preferred stock resulted from the significant decline in the value of the securities following the announcement by the Federal Housing Finance Agency (“the FHFA”) that both government sponsored enterprises have been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of Freddie Mac and Fannie Mae. During December 2008, all of the remaining investment in FNMA and FHLMC preferred stock was sold at an additional loss of $349.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 3 – SECURITIES (Continued)

Collateralized mortgage obligations and trust preferred securities with ratings under “AA” were evaluated for other-than-temporary impairment under FASB Staff Position EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” The Company recorded an aggregate impairment loss of $4,596 on a collateralized mortgage obligation and two trust preferred securities during 2008. The collateralized mortgage obligation was rated “CCC” by Moody’s at December 31, 2008. The two, trust preferred securities were downgraded to “Ba1” and “Baa1”, respectively, at December 31, 2008. The impairment charge on the private label, collateralized mortgage obligation and two trust preferred securities resulted from the deterioration and adverse changes in the cash flows of the underlying securities, reflective of the continued turmoil in the financial markets resulting from the “sub-prime crisis.”

The Company concluded that no additional other-than-temporary impairments were required at December 31, 2008.

Mortgage backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC. In addition, CMOs include privately issued CMOs, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Ten privately issued CMOs were rated “AAA”; one issue was rated “Aa3”; one issue was rated “BBB”; two issues were rated “B” and one issue was rated “CCC”, as discussed above.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 3 – SECURITIES (Continued)

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2007 were as follows:

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

During 2007, the Bank determined that unrealized losses on FNMA perpetual preferred stock were other-than-temporary and recorded an impairment charge of $201.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

 NOTE 3 – SECURITIES (Continued)

 Maturities of debt securities at December 31, 2008 are summarized as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	100	103
Due after five through ten years	—	—	3,000	3,003
Due after ten years	—	—	12,318	4,783
	—	—	15,418	7,889
Mortgage backed securities	6,291	6,297	47,508	48,642
Collateralized mortgage obligations	17,024	15,658	90,627	83,272
	$23,315	$21,955	$153,553	$139,803

Securities with a carrying amount of $149,185, and $97,083 at December 31, 2008 and 2007 respectively, were pledged to secure advances from the FHLB and securities sold under agreement to repurchase.

Proceeds from sales of securities available for sale and gross realized gains and losses on such sales were $273, $129 and $349, respectively, for the year ended December 31, 2008. There were no gross realized gains or losses for December 31, 2007.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Pooled trust preferred securities	$4,783	$(7,535)	$—	$—	$4,783	$(7,535)
Mortgage-backed securities	6,276	(32)	1,616	(39)	7,892	(71)
Collateralized mortgage obligations	21,029	(5,612)	9,087	(4,408)	30,116	(10,020)
	$32,088	$(13,179)	$10,703	$(4,447)	$42,791	$(17,626)

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 3 – SECURITIES (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2007	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Mortgage-backed securities	$5,900	$(104)	$1,012	$(33)	$6,912	$(137)
Collateralized mortgage obligations	13,521	(18)	24,003	(1,519)	37,524	(1,537)
	$19,421	$(122)	$25,015	$(1,552)	$44,436	$(1,674)

For all of the above securities, the unrealized losses are primarily due to changes in market interest rates and not a perceived deterioration of the credit quality of the issuers resulting from the sub-prime mortgage market fallout or adverse change in cash flows and, as such, are considered to be temporary by the Bank. In addition, management of the Bank has the intent and ability to hold these securities for the foreseeable future and believes that the fair value of these securities will recover in the future.

 NOTE 4 - LOANS, NET

Loans, net are summarized as follows:

	December 31,
	2008	2007

Real estate:
Residential, 1-4 family	$218,233	$212,812
Multi-family	20,960	19,442
Commercial	98,889	76,697
Construction	19,068	8,690
Consumer - secured	131,481	110,367
Consumer - unsecured	8,215	9,625
Home equity loans	193,498	203,576
Commercial business loans	86,165	70,181
	776,509	711,390
Net deferred loan costs	4,732	4,430
Allowance for loan losses	(10,546)	(6,827)
	$770,695	$708,993

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 4 - LOANS, NET (Continued)

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2008	2007

Beginning balance	$6,827	$5,192
Provision for loan losses	8,857	2,304
Loans charged off	(5,422)	(972)
Recoveries	284	303
Ending balance	$10,546	$6,827

Following is a summary of nonperforming loans:

	December 31,
	2008	2007

Nonaccrual loans	$3,711	$136
Loans past due over 90 days still on accrual	975	735
Total nonaccrual loans and loans past due over 90 days still on accrual	$4,686	$871

Impaired loans (in nonaccrual loans for 2008)	$2,439	$222

Allowance for losses on impaired loans	$610	$111

Impaired loans with no allowance	$—	$—

Average balance of impaired loans	$1,338	$56

Interest income recognized	$22	$18

Nonperforming loans generally include smaller balance homogeneous loans that are collectively evaluated for impairment.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 5 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net of accumulated depreciation are summarized as follows:

	December 31,
	2008	2007

Land	$744	$744
Buildings and improvements	3,799	3,746
Furniture, fixtures and equipment	4,017	3,969
	8,560	8,459
Accumulated depreciation	(5,123)	(4,957)
	$3,437	$3,502

Depreciation expense was $474 and $436 for the years ended December 31, 2008 and 2007, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Bank recognized a provision for loss of $400 as a result of a decline in the fair value of certain Bank properties sold and equipment abandoned during 2007.

The Bank leases two branch properties and some equipment, which agreements expire on January 31, 2010 and July 14, 2010, respectively. Currently, the lease agreements do not contain any options to extend the lease term. Rent expense was $207 and $172 for the years ended December 31, 2008 and 2007, respectively. Rent commitments under non-cancelable operating leases were as follows:

December 31, 2008

First year	$202
Second year	29
Third year	—
Fourth year	—
Fifth year	—
Thereafter	—
$231

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMEMNTS
(Dollars in thousands)

NOTE 6 – FORECLOSED AND REPOSSESSED ASSETS

Foreclosed and repossessed assets were as follows:

	December 31,
	2008	2007

Foreclosed and repossessed assets	$149	$319

During 2007, one property secured by an apartment complex was written down by $110, which was included in non-interest expense. There was no activity in the allowance for losses for any other years covered by the consolidated financial statements.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans, including securitized loans, serviced for others at December 31, 2008 and 2007 were $64,705 and $4,507, respectively. Mortgage servicing rights, included in other assets, are summarized as follows:

	Years Ended December 31,
	2008	2007

Beginning balance	$—	$—
Additions	544	—
Amortization	(39)	—
Impairment writedown	—	—
	505	—
Valuation allowance	(192)	—
Ending balance	$313	$—

Activity in the valuation allowance was as follows:

	Years Ended December 31,
	2008	2007

Beginning balance	$—	$—
Provision for losses	192	—
Impairment writedown	—	—
Ending balance	$192	$—

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 7 – MORTGAGE SERVICING RIGHTS (Continued)

The fair value of the mortgage servicing rights were determined using discount rates ranging from 9.25% to 9.75%, depending upon the stratification of the specific right, expected annual prepayment rates ranging primarily from 31.0% to 37.2%, weighted-average life of prepayable loans of 3.0 years, ancillary income of $10 per loan annually, cost to service of $55 per loan annually, acquisition costs of $10 per loan annually, float earnings rate of .25% per annum, foreclosure costs of $500 per loan annually and a 15 to 30 day delinquency rate of 5%.

Estimated future amortization expense on mortgage servicing rights is as follows:

December 31, 2008

First year	$125
Second year	85
Third year	48
Fourth year	26
Fifth year	15
Therafter	14
$313

NOTE 8 – DEPOSITS

Deposits are summarized as follows:

	December 31,
Description and interest rate	2008	2007

Non-interest bearing checking	$30,496	$24,611
Interest-bearing checking accounts	50,339	38,472
Savings accounts	56,734	59,989
Money market accounts	147,268	128,258
Total transaction accounts	284,837	251,330
Certificates:
Less than 2.00%	576	—
2.00 - 2.99%	21,948	66
3.00 - 3.99%	236,718	20,529
4.00 - 4.99%	72,165	85,382
5.00 - 5.99%	10,223	157,181
Total certificates	341,630	263,158
Total deposits	$626,467	$514,488

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 8 – DEPOSITS (Continued)

At December 31, 2008 and 2007, brokered deposits were $77,483 and $42,743, respectively. Brokered deposits represent an alternative source of funds and generally have a higher interest rate than local, retail deposits. Brokered deposits are highly susceptible to withdrawal if rates are not competitive.

Time deposits of $100 or more at December 31, 2008 and 2007 were $85,718 and $67,138, respectively. Generally, deposits in excess of $250 are not Federally insured.

Scheduled maturities of time deposits for the next five years and thereafter were as follows:

December 31, 2008
First year	$246,971
Second year	71,379
Third year	17,021
Fourth year	4,023
Fifth year	2,236
$341,630

Interest expense on deposits was as follows:

	Years Ended December 31,
	2008	2007

Checking and money market accounts	$6,071	$6,516
Savings accounts	328	536
Certificates	12,562	13,760
	$18,961	$20,812

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 9- FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Fixed-rate advances from FHLB of New York payable at their maturity dates are summarized as follows:

	Weighted-Average Interest Rate December 31, 2008
		December 31,
Maturity		2008	2007

Within one year	4.72%	$27,547	$37,600
Second year	4.31%	27,667	27,546
Third year	3.05%	10,000	24,669
Fourth year	4.54%	121,427	—
Fifth year	3.39%	22,000	120,000
Thereafter	3.11%	10,000	17,000
		$218,641	$226,815
Weighted-average rate		4.29%	4.62%

At December 31, 2008, interest rates on advances ranged from 2.63% to 5.09%. At December 31, 2008, the advances were collateralized by first mortgage loans under a blanket lien arrangement and securities of $178,613 and $53,111, respectively. At December 31, 2007, the advances were collateralized by first mortgage loans under a blanket lien arrangement and securities of $213,620 and $74,385, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank is eligible to borrow up to an additional $11,577 and $61,071 at December 31, 2008 and 2007, respectively.

 Subsequent to December 31, 2008, the Company temporarily lost its ability to borrow additional amounts from the FHLB due to loan repayments and certain payoffs. In the near term, the Company can utilize alternative sources of financing, including brokered deposits. The Company is attempting to pledge additional assets, other than single-family loans and securities, in order to increase its borrowing capacity with the FHLB.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 9- FEDERAL HOME LOAN BANK ADVANCES AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE (Continued)

Securities sold under agreement to repurchase were as follows:

		December 31,
Maturity	Interest Rate	2008	2007

November 1, 2012	4.35%	$—	$20,000
August 4, 2013	3.78%	10,000	—
August 19, 2013	3.70%	10,000	—
September 4, 2013	3.37%	10,000	—
January 22, 2018	1.95%	10,000	—
January 24, 2018	1.73%	10,000	—
May 1, 2018	3.75%	20,000
		$70,000	$20,000
Fair value of pledged securities		$84,758	$23,026
Average balance of borrowings		$49,836	$9,659
Maximum balance at any month end		$70,000	$20,000
Average rate at year end		3.15%	4.35%
Average rate for year		3.09%	4.23%

NOTE 10 – BENEFIT PLANS

401 (K) Plan: Participants are permitted to make elective deferrals to a maximum of 75% of their compensation, not to exceed $16. The Bank shall contribute to each eligible participant’s account an amount equal to 60% of the participant’s elective deferrals up to a maximum of 6% of compensation. The Bank shall have the right to make a discretionary contribution. Participants are fully vested after five years of service. Expense for the years ended December 31, 2008 and 2007 was $178 and $160, respectively.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 10 – BENEFIT PLANS (Continued)

Participating employees are those which complete at least 1000 hours of service during the plan year, which begins January 1. Participant benefits become 20% vested after one year of service, and 20% for each additional year of service until benefits are 100% vested after 5 years of service. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service, less dividends on unallocated ESOP shares used to repay the ESOP loan. Dividends on allocated ESOP shares are paid to participants of the ESOP and charged to retained earnings. The ESOP shares are pledged as collateral on the ESOP loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. ESOP expense for 2008 and 2007 was $577 and $617, respectively.

The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2008 were 59,171, 59,171 and 473,372, respectively. The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2007 were 0, 59,171 and 532,543, respectively. The fair value of unreleased ESOP shares at December 31, 2008 and 2007 was $3,882 and $5,325, respectively.

Equity Incentive Plan: As authorized by Beacon Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 444,134 shares of non-incentive stock options and 265,884 shares of common stock as restricted stock awards to directors, officers and employees on November 26, 2008. The 2008 Plan authorizes the award of up to 739,643 shares pursuant to grants of stock options and up to 295,857 shares of common stock may be issued as restricted stock awards, subject to restrictions, to directors, officers and employees of the Bank. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock. Options expire ten years from the date of the grant. All stock options and stock awards granted are vested over a three-year period.

On October 1, 2007, the date of the conversion to a public company, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Under this method compensation expense is recognized based on the fair value of awards granted, which includes restricted stock and stock options, at the grant date and is recognized on a straight-line basis over the requisite service period, generally defined as the vesting period.

The Company has estimated the fair value of awards granted during the year ended December 31, 2008 under its stock option plan utilizing the Black-Scholes pricing model to be $1.60. There were no awards granted during the year ended December 31, 2007. The assumptions used in the Black-Scholes pricing model were as follows:

	Years Ended December 31,
	2008	2007

Expected dividend yield	1.60%	—
Risk-free interest rate	2.43%	—
Expected life of options	6.50 years	—
Expected volatility	19.27%	—

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 10 – BENEFIT PLANS (Continued)

The expected dividend yield is based on the current quarterly dividend in effect at the time of the grant. The risk-free interest rate is based on the 7-year U.S. Treasury Constant. The expected life of options is based on the average of the option life of ten years and vesting period of three years. The expected volatility is based on the average of volatilities of similar financial institutions.

Stock option compensation expense is as follows:

	Years Ended December 31,
	2008	2007

Pre-tax	$23	—
After-tax	14	—
Basic and diluted earnings per share	$0.00	—

At December 31, 2008, the total unrecognized expense related to non-vested stock options was approximately $688 and is expected to be recognized over the weighted-average period of 2.90 years.

A summary of the Company’s stock option activity under the Plan for the period ended December 31, 2008 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	—	$—	—	$—
Granted	444,134	8.23	10.00	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2008	444,134	$8.23	9.90	$—
Exercisable at December 31, 2008	—	$—	—	$—
Vested at December 31, 2008	—	$—	—	$—
At December 31, 2008 share options expected to vest in the future	434,174	$8.23	9.90	$—

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 10 – BENEFIT PLANS (Continued)

A summary of the Company’s restricted stock award expense is as follows:

	Years Ended December 31,
	2008	2007
Pre-tax	$72	$—
After-tax	43	—
Basic and diluted earnings per share	$0.01	$—

At December 31, 2008, the total unrecognized expense related to restricted stock awards was approximately $2.1 million and is expected to be recognized over the weighted-average period of 2.90 years.

A summary of the Company’s non-vested stock award activity for the period ended December 31, 2008 is as follows:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	—	$—
Granted	265,884	8.23
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2008	265,884	$8.23

Supplemental Executive Retirement Plan (SERP): The President and CEO of the Company and Bank will receive 40% of his highest base salary paid during either the current plan year or any of the previous three full plan years before retirement, including amounts deferred to any tax-qualified or non-qualified employee benefit plans, payable for the remainder of his lifetime with a guarantee of 180 monthly payments. If the President and CEO dies before receiving all monthly payments, his beneficiary will be paid the present value of the remaining payments in a lump sum. Plan benefits vest at the rate of 20% per year and become fully vested on death or disability. SERP expense is recognized over the remaining service period of the President and CEO based upon the present value of benefits expected to be provided under the SERP. SERP expense for the years ended December 31, 2008 and 2007 was $174 and $0, respectively.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 11 - INCOME TAXES

The Bank computes its tax bad debt deduction using the specific charge-off method. As a result of the Bank’s assets exceeding $500 million, the tax bad debt reserve is being amortized into taxable income over a four-year period, beginning in 2006. The tax bad debt reserve at December 31, 2008 and 2007 was approximately $515 and $900, respectively.

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2008	2007

Current:
Federal	$837	$1,231
State	51	132
	888	1,363
Deferred:
Federal	(2,782)	99
State	(486)	66
	(3,268)	165
Total income tax expense (benefit)	$(2,380)	$1,528

The provision for income taxes differs from the Federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2008	2007

Federal statutory rate of 34% times financial statement income (loss)	$(1,831)	$1,342
Effect of:
BOLI income	(125)	(1)
Dividends received deduction	(83)	(9)
Impairment write-down on securities	—	68
Transfer from capital to ordinary loss	(76)	—
State taxes, net of federal benefit	(287)	131
Other, net	22	(3)
Total income tax expense (benefit)	$(2,380)	$1,528

Effective tax rate	44.2%	38.7%

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 11 - INCOME TAXES (Continued)

The components of the net deferred tax assets included in other assets are summarized as follows:

	December 31,
	2008	2007

Deferred tax assets:
Allowance for loan losses	$3,755	$2,240
Unrealized loss on securities available for sale	5,499	221
Impairment loss on securities	1,745	—
Deferred compensation	84	52
Accumulated depreciation	—	4
Other	149	13
	11,232	2,530

Deferred tax liabilities:
Net deferred loan costs	1,797	1,680
Accumulated depreciation	39	—
	1,836	1,680
Net deferred tax assets	$9,396	$850

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109,” effective January 1, 2007. There was no cumulative effect on adoption of FIN 48. At December 31, 2008, the Company had $190 of unrecognized tax benefits, which would affect the effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months. We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes. Income tax returns filed for the tax years ended December 31, 2005 through December 31, 2007 remain open to examination by these jurisdictions. We recognize interest and penalties related to tax positions in income tax expense.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 11 - INCOME TAXES (Continued)

The change in the balance of gross unrecognized tax benefits is summarized as follows:

	Years Ended December 31,
	2008	2007

Beginning balance	$—	$—
Increases (decreases)- prior year tax positions	190	—
Increases (decreases)- tax positions in 2008	—	—
Decreases-settlements with taxing authorities	—	—
Decreases-expiration of statute of limitations	—	—
Ending balance	$190	$—

NOTE 12 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates were as follows:

Year Ended December 31, 2008

Balance, beginning of year	$679
Additions	871
Repayments	(72)
Balance, end of year	$1,478

Deposits from principal officers, directors and their affiliates at December 31, 2008 and 2007 were $873 and $304, respectively.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 13 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. At December 31, 2008 the Bank met all capital adequacy requirements. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2008 and 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 13 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

Actual and required capital amounts and ratios for the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$76,634
Unrealized loss on AFS securities	8,251
Tier 1 (Core) Capital and Tangible Capital	84,885	8.20%	$15,528	1.50%
General valuation allowance (1)	9,018
Deduction for low-level recourse	(1,507)
Total Capital to risk-weighted assets	$92,396	12.81%	$57,712	8.00%	$72,140	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$83,378	11.56%	$28,856	4.00%	$43,284	6.00%
Tier 1 (Core) Capital to adjusted total assets	$84,885	8.20%	$41,407	4.00%	$51,759	5.00%

(1) Limited to 1.25% of risk-weighted assets.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$77,000
Unrealized loss on AFS securities	328
Tier 1 (Core) Capital and Tangible Capital	77,328	8.79%	$13,189	1.50%
General valuation allowance	6,827
Deduction for low-level recourse	(119)
Total Capital to risk-weighted assets	$84,036	13.88%	$48,439	8.00%	$60,549	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$77,209	12.75%	$24,220	4.00%	$36,329	6.00%
Tier 1 (Core) Capital to adjusted total assets	$77,328	8.79%	$35,170	4.00%	$43,963	5.00%

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 13 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

On December 23, 2008, the Board of Directors of the Company authorized the repurchase of up to 383,116 shares, or 5% of the Company’s outstanding common stock. There were no treasury shares outstanding at December 31, 2008.

The Qualified Thrift Lender test requires that at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the Bank must convert to a commercial bank charter. Management believes that this test is met.

NOTE 14 - OFF-BALANCE-SHEET ARRANGEMENTS

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	December 31, 2008		December 31, 2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$20,090	7,829	$24,470	21,067
Unused lines of credit	$6,296	55,773	$4,459	42,874
Range of fixed-rate commitments	4.49%-15.00%	—	4.49%-15.00%	—

The following instruments are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value. The contract amount and fair value of these instruments was as follows:

	December 31, 2008		December 31, 2007
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$882	$—	$736	$—
Limited recourse obligations related to loans sold	$1,507	$—	$119	$—

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 14 - OFF-BALANCE-SHEET ARRANGEMENTS (Continued)

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse. The Bank has agreements to sell residential loans up to $60.0 million to the FHLB of New York. Approximately $43.0 million has been sold through December 31, 2008. Under the agreement, the Bank has a maximum guarantee of $1.5 million at December 31, 2008. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the guarantee.

NOTE 15 – CONTINGENCIES

At December 31, 2008 and 2007 there were no known pending litigation or other claims that management believes will be material to the Company’s financial position or results of operations.

NOTE 16 – FAIR VALUE MEASUREMENTS

General. Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. In accordance with Financial Accounting Standards Board Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, until January 1, 2009. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, and provides information to consider in determining the fair value of a financial asset when the market for that financial asset is not active.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Valuation Techniques. Trading account assets represent securitizations of 30-year mortgages and are carried at fair value utilizing Level 2 inputs as determined based on expected proceeds from outstanding commitment from investors. Available for sale securities are carried at fair value utilizing Level 2 inputs. For U.S. Treasuries, the Company obtains fair values using quoted prices in the U.S. Treasury market. For other debt securities, the Company obtains fair value measurements from an independent pricing service. Other debt securities include agencies, pooled trust preferred securities, mortgage-backed securities and collateralized mortgage obligations. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.

The Company estimates fair values on mortgage servicing rights using Level 2 inputs, which include discounted cash flows based on current market pricing. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan, including coupon and loan age. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 16 – FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Trading account assets	$—	$23,337	$—	$23,337

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$—	$3,106	$—	$3,106
Pooled trust preferred securities	—	4,783	—	4,783
Mortgage-backed securities	—	48,642	—	48,642
Collateralized mortgage obligations	—	83,272	—	83,272
	$—	$139,803	$—	$139,803

Assets Measured at Fair Value on a Non-Recurring Basis. Assets measured at fair value on a non-recurring basis at December 31, 2008 include mortgage servicing rights of $313, utilizing level 2 inputs.

There were impaired loans of $2,439 at December 31, 2008. There was a provision for losses on impaired loans of $2,877 during the year ended December 31, 2008.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$18,297	$18,297	$14,148	$14,148
Interest-bearing deposits	536	536	1,636	1,636
Trading account assets	23,337	23,337	—	—
Securities held to maturity	23,315	21,955	29,488	29,032
Securities available for sale	139,803	139,803	92,859	92,859
Loans held for sale	1,536	1,536	696	696
Loans, net	770,695	782,919	708,993	711,102
FHLB stock	13,080	N/A	11,117	N/A
Accrued interest receivable	3,985	3,985	3,439	3,439

Financial liabilities:
Deposits	626,467	632,809	514,488	515,718
Federal Home Loan Bank advances	218,641	234,217	226,815	230,465
Securities sold under agreement to repurchase	70,000	79,089	20,000	20,211
Accrued interest payable	$2,098	$2,098	$1,701	$1,701

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. It is not practicable to determine the fair value of FHLB stock due to the restriction placed on its transferability. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered material. See Note 16 to Consolidated Financial Statements for methods and assumptions used to estimate fair values for securities and impaired loans.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 18 – PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of operations and statements of cash flows for Beacon Federal Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands)

	December 31,
ASSETS	2008	2007

Cash and cash equivalents	$21,086	$31,211
Investment in Bank	76,634	77,000
ESOP note receivable	4,507	5,035
Total assets	$102,227	$113,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$142	$72
Common stock	74	74
Additional paid-in capital	72,160	72,080
Retained earnings-substantially restricted	42,835	46,673
Unearned ESOP shares	(4,733)	(5,325)
Accumulated other comprehensive loss, net	(8,251)	(328)
Total stockholders’ equity	102,085	113,174
Total liabilities and stockholders’ equity	$102,227	$113,246

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 18 – PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year Ended December 31, 2008	October 1 to December 31, 2007
Interest and dividend income:
Interest income on ESOP note receivable	$366	$114
Interest income-other	261	76
Total interest and dividend income	627	190
Noninterest expense	416	8
Income before income taxes and equity in undistributed income (loss) of Bank	211	182
Income taxes	100	73
Net income before equity in undistributed income (loss) of Bank	111	109
Equity in undistributed income (loss) of Bank	(3,115)	2,310
Net income (loss)	$(3,004)	$2,419

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 18 – PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2008	October 1 to December 31, 2007
Cash flows from operating activities:
Net income (loss)	$(3,004)	$2,419
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in undistributed net loss (income) of Bank	3,115	(2,310)
ESOP expense	577	617
Stock option and award expense	95	—
Increase in other liabilities	70	72
Net cash provided by operating activities	853	798
Cash flows from investing activities:
Capital contribution to Bank	(12,340)	(30,764)
Loan to ESOP to finance shares	—	(5,917)
Repayment of ESOP loan	528	882
Net cash used for investing activities	(11,812)	(35,799)
Cash flows from financing activities:
Issuance of common stock, net of costs	—	66,212
Cash dividends	834	—
Net cash provided by financing activities	834	66,212
Net increase (decrease) in cash and cash equivalents	(10,125)	31,211
Cash and cash equivalents at beginning of period	31,211	—
Cash and cash equivalents at end of period	$21,086	$31,211