Form 10-Q
period 2009-03-31
Beacon Federal Bancorp, Inc.
filed 2009-05-12
CIK 1401573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________	Commission file number 000-52826

BEACON FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-0706826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5000 Brittonfield Parkway, East Syracuse, New York	13057
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (315) 433-0111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer ”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 12, 2009
Common Stock, par value $0.01 per share	6,915,236

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

BEACON FEDERAL BANCORP, INC.

PART 1. FINANCIAL INFORMATION - ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and due from financial institutions	$43,389	$18,297
Federal funds sold	—	—
Cash and cash equivalents	43,389	18,297
Interest-bearing deposits in other financial institutions	536	536
Trading account assets	—	23,337
Securities held to maturity (fair value of $20,662 and $21,955, respectively)	21,547	23,315
Securities available for sale	134,264	139,803
Loans held for sale	6,574	1,536
Loans, net of allowance for loan losses of $12,568 and $10,546, respectively	789,243	770,695
Federal Home Loan Bank stock of New York	12,436	13,080
Premises and equipment, net	4,294	3,437
Accrued interest receivable	3,753	3,985
Foreclosed and repossessed assets	247	149
Bank-owned life insurance	10,401	10,369
Other assets	13,427	12,804
Total assets	$1,040,111	$1,021,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$656,836	$626,467
Federal Home Loan Bank advances	208,641	218,641
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	5,057	4,150
Total liabilities	940,534	919,258
Commitments and contingencies
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,662,315 and 7,662,315 shares issued	74	74
Additional paid-in capital	72,363	72,160
Retained earnings-substantially restricted	44,863	42,835
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,535)	(4,733)
Accumulated other comprehensive loss, net	(10,146)	(8,251)
Treasury stock, 383,116 shares at cost	(3,042)	—
Total stockholders’ equity	99,577	102,085
Total liabilities and stockholders’ equity	$1,040,111	$1,021,343

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Interest and dividend income:
Loans, including fees	$11,342	$11,310
Securities	2,355	1,933
FHLB stock	99	163
Federal funds sold and other	16	230
Total interest income	13,812	13,636
Interest expense:
Deposits	4,247	4,991
FHLB advances	2,294	2,783
Securities sold under agreement to repurchase	543	287
Total interest expense	7,084	8,061
Net interest income	6,728	5,575
Provision for loan losses	2,570	900
Net interest income after provision for loan losses	4,158	4,675
Noninterest income:
Service charges	730	666
Commission and fee income	140	146
Change in cash surrender value of BOLI	32	118
Gain on sale of loans	163	38
Gain on sale of securities available for sale	—	129
Other	159	73
Total noninterest income	1,224	1,170
Noninterest expense:
Salaries and employee benefits	2,351	2,062
Occupancy and equipment	327	325
Advertising and marketing	121	125
Telephone, delivery and postage	192	198
Supplies	66	59
Audit and examination	122	165
FDIC premium expense	163	91
Provision for loss on servicing asset	(34)	—
Other-than-temporary impairment (OTTI) credit loss on securities	424	528
Prepayment penalty on FHLB advances	241	—
Other	742	682
Total noninterest expense	4,715	4,235
Income before income taxes	667	1,610
Income tax expense	231	646
Net income	$436	$964
Basic and diluted earnings per share	$0.06	$0.14

OTTI credit loss on securities:
Total OTTI loss on securities	$444
Portion of OTTI loss recognized in other comprehensive loss before income taxes	(20)
OTTI credit loss on securities	$424

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)

Common Stock	$74	$74

Additional paid-in capital:
Balance at beginning of period	72,160	72,080
Earned ESOP shares	(37)	7
Amortization of stock-based compensation expense	240	—
Balance at end of period	72,363	72,087

Retained earnings:
Balance at beginning of period	42,835	46,673
Adoption of FSP SFAS No. 115-2	1,866	—
Balance at beginning of period, as adjusted	44,701	46,673
Net income	436	964
Cash dividends, $.04 per share	(274)	—
Balance at end of period	44,863	47,637

Unearned ESOP shares:
Balance at beginning of period	(4,733)	(5,325)
Earned ESOP shares	198	147
Balance at end of period	(4,535)	(5,178)

Accumulated other comprehensive loss, net:
Balance at beginning of period	(8,251)	(328)
Adoption of FSP SFAS No. 115-2, net of taxes of $1,144	(1,866)	—
Balance at beginning of period, as adjusted	(10,117)	(328)
Net change in unrealized losses on available for sale securities, net of taxes of $11 and $1,559	(17)	(2,339)
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of $8	(12)	—
Balance at end of period	(10,146)	(2,667)
Treasury stock-repurchase of common stock	(3,042)	—
Total stockholders’ equity	$99,577	$111,953

Comprehensive income (loss):
Net income	$436	$964
Net change in unrealized losses on available for sale securities, net of taxes of $11 and $1,559	(17)	(2,339)
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of $8	(12)	—
Comprehensive income (loss)	$407	$(1,375)

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$436	$964
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	2,570	900
Provision for loss on servicing assets	(34)	—
Depreciation and amortization	123	117
ESOP expense	161	154
Amortization of stock-based compensation expense	240	—
Amortization of net deferred loan costs	630	289
Net amortization of premiums and discounts on securities	(5)	3
Gain on sale of loans	(163)	(38)
Gain on sale of securities available for sale	—	(129)
Other-than-temporary impairment loss on securities	424	528
Originations of loans held for sale	(29,730)	(4,857)
Proceeds from loans held for sale	24,855	5,237
Proceeds from trading account assets	23,337	—
Increase in cash surrender value of BOLI	(32)	(118)
Net change in:
Accrued interest receivable	232	(246)
Other assets	(568)	614
Accrued interest payable and other liabilities	907	(274)
Net cash provided by operating activities	23,383	3,144
Cash flows from investing activities:
Purchase of FHLB stock	(284)	(1,364)
Redemption of FHLB stock	928	4
Maturities of interest-bearing deposits	—	1,000
Securities held to maturity:
Maturities, prepayments and calls	1,753	1,521
Securities available for sale:
Purchases	(5,974)	(59,181)
Proceeds from maturity or call	11,059	6,104
Proceeds from sale	—	129
Loan originations and payments, net	(22,058)	(13,972)
Purchase of premises and equipment	(980)	(244)
Proceeds from (additions to) foreclosed and repossessed assets	212	37
Net cash provided by (used for) investing activities	$(15,344)	$(65,966)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	$30,369	$25,781
Proceeds from FHLB advances	—	27,192
Repayment of FHLB advances	(10,000)	(5,000)
Proceeds from securities sold under agreement to repurchase	—	20,000
Cash dividends	(274)	—
Repurchase of common stock	(3,042)	—
Net cash provided by financing activities	17,053	67,973
Net change in cash and cash equivalents	25,092	5,151
Cash and cash equivalents at beginning of period	18,297	14,148
Cash and cash equivalents at end of period	$43,389	$19,299
Supplemental cash flow information:
Interest paid	$7,323	$7,934
Income taxes paid	$38	$96
Real estate and repossessions acquired in settlement of loans	$310	$140
Loans originated to finance the sale of foreclosed real estate	$—	$131

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

NOTE 2 – STOCK CONVERSION

On October 1, 2007, Beacon Federal (the “Bank”) completed its conversion from a mutual savings association to a capital stock corporation. A new holding company, Beacon Federal Bancorp, Inc. (the “Company”), was established as part of the conversion. The public offering was consummated through the sale and issuance by Beacon Federal Bancorp, Inc. of 7,396,431 shares of common stock at $10 per share. Net proceeds of $66.2 million were raised in the stock offering, after deduction of estimated conversion costs of $1.8 million and excluding $5.9 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling it to purchase 591,714 shares of common stock in the offering.

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

Voting rights are held and exercised exclusively by the stockholders of the Company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in the amount of $44.7 million, which represented the Bank’s total equity as of March 31, 2007, the latest balance sheet date in the final prospectus used in the conversion.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any repurchase of the new holding company’s common stock will be conducted in accordance with applicable laws and regulations.

BEACON FEDERAL BANCORP, INC.

NOTE 3 – EARNINGS PER SHARE

Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released and stock options, to the extent dilutive, are considered outstanding. Under the treasury stock method, stock options are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the option price during the period. In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

	Three Months Ended March 31,
	2009	2008
	(Unaudited) (In thousands, except per share data)

Basic earnings per share:

Net income	$436	$964
Less dividends paid:
Common stock	263
Participating securities	11	—

Undistributed earnings	$162	$964

Weighted-average basic shares outstanding	6,819	6,871
Add: weighted-average participating securities outstanding	266	—
Total weighted-average basic shares and participating securities outstanding	7,085	6,871

Distributed earnings per share	$0.04	$—
Undistributed earnings per share	0.02	0.14
Net income per share	$0.06	$0.14

Diluted earnings per share:

Undistributed earnings	$162	$964

Total weighted-average basic shares and participating securities outstanding	7,085	6,871
Add: Dilutive stock options 1)	—	—
Total weighted-average diluted shares and participating securities outstanding	7,085	6,871

Distributed earnings per share	$0.04	$—
Undistributed earnings per share	0.02	0.14
Net income per share	$0.06	$0.14

1) Option shares were excluded, since the effect would have been anti-dilutive.

BEACON FEDERAL BANCORP, INC.

On January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires that unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the EPS computation using the two-class method. Prior period EPS data is adjusted retrospectively. The Company’s weighted-average shares outstanding and net income per common share for the three months ended March 31, 2009 were computed in accordance with this FSP. Prior period per share amounts were not impacted materially.

BEACON FEDERAL BANCORP, INC.

NOTE 4 – SECURITIES

The amortized cost, unrealized gross gains and losses and fair values of securities at March 31, 2009 were as follows:

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity:
Debt securities:
Mortgage backed securities	$6,074	$95	$(45)	$6,124
Collateralized mortgage obligations	15,473	148	(1,083)	14,538
Total	$21,547	$243	$(1,128)	$20,662

Available for sale:
Debt securities:
Treasuries	$100	$2	$—	$102
Agencies	5,974	11	(4)	5,981
Pooled trust preferred securities	13,705	—	(10,048)	3,657
Mortgage backed securities	45,368	1,558	—	46,926
Collateralized mortgage obligations	85,928	1,367	(9,697)	77,598
Total	$151,075	$2,938	$(19,749)	$134,264

Maturities of debt securities at March 31, 2009 are summarized as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	6,074	6,083
Due after five through ten years	—	—	—	—
Due after ten years	—	—	13,705	3,657
	—		19,779	9,740
Mortgage backed securities	6,074	6,124	45,368	46,926
Collateralized mortgage obligations	15,473	14,538	85,928	77,598
	$21,547	$20,662	$151,075	$134,264

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not have any such securities backed by commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

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

Proceeds from sale of securities available for sale, gross realized gains and gross realized losses amounted to $129, $129 and $0, respectively for the three months ended March 31, 2008. There were no such sales during the three months ended March 31, 2009.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements. This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009. This FSP amends SFAS No. 115 and other related guidance. Early adoption is permitted for periods ending after March 15, 2009. FSP SFAS No. 115-2 and SFAS No. 124-2 was early adopted, effective March 31, 2009.

BEACON FEDERAL BANCORP, INC.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2009	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Agencies	$972	$(4)	$—	$—	$972	$(4)
Pooled trust preferred securities	—	—	3,657	(10,048)	3,657	(10,048)
Mortgage-backed securities	—	—	3,144	(45)	3,144	(45)
Collateralized mortgage obligations	3,950	(1,327)	23,381	(9,453)	27,331	(10,780)
	$4,922	$(1,331)	$30,182	$(19,546)	$35,104	$(20,877)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Pooled trust preferred securities	$4,783	$(7,535)	$—	$—	$4,783	$(7,535)
Mortgage-backed securities	6,276	(32)	1,616	(39)	7,892	(71)
Collateralized mortgage obligations	21,029	(5,612)	9,087	(4,408)	30,116	(10,020)
	$32,088	$(13,179)	$10,703	$(4,447)	$42,791	$(17,626)

Pooled Trust Preferred Securities (PTPS) (6 issues). The unrealized losses on the Company’s pooled trust preferred securities, which are backed by banking issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at March 31, 2009.

Our PTPS were rated “BBB+”, or lower, and the lowest was rated “Ca”, as discussed below.

Mortgage-backed Securities (4 issues) and Privately-Issued Collateralized Mortgage Obligations (15 issues). The unrealized losses on the Company’s mortgage-backed securities and privately-issued collateralized mortgage obligations were caused primarily by decreased liquidity and larger risk premiums for these securities. Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at March 31, 2009.

BEACON FEDERAL BANCORP, INC.

Nine privately issued CMOs were rated “AAA” and six issues were rated less than investment grade as further discussed below.

Other-Than-Temporary Impairments. In estimating other-than-temporary impairment (“OTTI”) losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value and (4) evaluation of cash flows to determine if they have been adversely affected (See “Recent Accounting Pronouncements” for discussion of authoritative accounting literature as it relates to other-than-temporary impairments).

The Company recognized an OTTI credit loss of $217 on one trust preferred security (rated “Ca” by Moody’s) during the quarter ended March 31, 2009. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. The discount rate was based upon spreads currently observed in the market for similar securities. The increase in the defaults and deferrals, by $50.0 million, contributed to the OTTI credit loss for the quarter.

The Company recognized an OTTI credit loss of $207 on one collateralized mortgage obligation (rated “Caa2” by Moody’s) during the three months ended March 31, 2009. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. The expected cash flows were discounted using the effective interest rate implicit in the securities at the purchase date. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. The increase in the percentage of loans greater than 90 days delinquent, from 14% to 19%, contributed to the OTTI credit loss for the quarter.

An OTTI loss of $528 related to FNMA perpetual preferred stock was recorded during the three months ended March 31, 2008. The Company’s FNMA and FHLMC preferred stock was sold in December 2008.

BEACON FEDERAL BANCORP, INC.

The following table summarizes the change in OTTI credit related losses on securities, exclusive of tax effects, for the three months ended March 31, 2009:

Credit related impairments with a portion recognized in other comprehensive loss:
Balance at January 1, 2009	$—
Cumulative effect adjustment:
Total OTTI credit related losses at January 1, 2009	4,596
Less: adoption of FSP SFAS No. 115-2 in other comprehensive loss	3,010
Balance at January 1, 2009, as adjusted	1,586
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	424
Balance at March 31, 2009	$2,010

NOTE 5 – LOANS, FORECLOSED ASSETS AND REPOSESSED ASSETS

Activity in the allowance for loan losses was as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Beginning balance	$10,546	$6,827
Provision for loan losses	2,570	900
Loans charged off	(617)	(270)
Recoveries	69	80
Ending balance	$12,568	$7,537

Ratios:
Net charge-offs to average loans outstanding	0.28%	0.10%
Allowance for loan losses to nonperforming loans at end of period	130.00%	567.12
Allowance for loan losses to total loans at end of period	1.58%	1.04%

BEACON FEDERAL BANCORP, INC.

Following is a summary of nonperforming assets, impaired loans and other related data:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Nonaccrual loans	$7,576	$3,711
Loans past due over 90 days still accruing	2,092	975
Total nonaccrual loans and loans past due over 90 days and still accruing	9,668	4,686
Foreclosed and repossessed assets	247	149
Total nonperforming assets	$9,915	$4,835

Ratios:
Nonperforming loans to total loans	1.21%	0.60%
Nonperforming assets to total assets	0.95%	0.47%

Impaired loans (in nonaccrual loans)	$7,482	$2,439
Allowance for losses on impaired loans	$2,191	$610
Impaired loans with no allowance	$674	$—
Average balance of impaired loans	$5,100	$1,338
Interest income recognized	$13	$22

At March 31, 2009, there were no troubled debt restructurings (loans for which a portion of interest or principal had been forgiven and loans modified at interest rates materially less than current market rates). In addition, there were no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Mortgage loans, including securitized loans, serviced for others at March 31, 2009 and December 31, 2008 were $84,168 and $64,705, respectively. On January 1, 2009, the Company adopted the subsequent measurement provisions under SFAS No. 156, “Accounting for Servicing of Financial Assets,” and transferred its mortgage servicing rights from a class using the amortization method to the fair value method. There was no cumulative effect adjustment recognized at the adoption date, since the carrying value approximated the fair value of the mortgage servicing rights.

BEACON FEDERAL BANCORP, INC.

Mortgage servicing rights, included in other assets, are summarized as follows:

	Three Months Ended March 31,
	2009	2008

Beginning balance	$313	$—
Additions	223	—
Disposals	—	—
Change in fair value in non-interest expense	34	—
Ending balance	$570	$—

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model includes assumptions that market participants would use in estimating future net servicing income, including the discount rate, prepayment rate, ancillary income, float earnings rate, inflation rate, cost to service, acquisition costs and delinquency rates.

NOTE 7 – EQUITY INCENTIVE PLAN

Equity Incentive Plan: As authorized by the Beacon Federal Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 444,134 shares of non-incentive stock options and 265,884 shares of common stock as restricted stock awards to directors, officers and employees on November 26, 2008. The 2008 Plan authorizes the award of up to 739,643 shares pursuant to grants of stock options and up to 295,857 shares of common stock may be issued as restricted stock awards, subject to restrictions, to directors, officers and employees of the Company and the Bank. The Plan provides for the grant of stock options, stock appreciation rights and restricted stock. Options expire ten years from the date of the grant. All stock options and stock awards granted are vested over a three-year period.

The Company follows SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Under this method compensation expense is recognized based on the fair value of awards granted, which includes restricted stock and stock options, at the grant date and is recognized on a straight-line basis over the requisite service period, generally defined as the vesting period.

The Company has estimated the fair value of awards granted under its stock option plan to be $1.60 utilizing the Black-Scholes pricing model. There were no awards granted during the three months ended March 31, 2009 or 2008.

BEACON FEDERAL BANCORP, INC.

Stock option compensation expense is as follows:

	Three Months Ended March 31,
	2009	2008
Pre-tax	$58	—
After-tax	35	—
Basic and diluted earnings per share	$0.01	—

At March 31, 2009, the total unrecognized expense related to non-vested stock options was approximately $630 and is expected to be recognized over the weighted-average period of 2.65 years.

A summary of the Company’s stock option activity under the Plan for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	444,134	$8.23	9.90	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,000)	8.23	—	—
Outstanding at March 31, 2009	442,134	$8.23	9.65	$—
Exercisable at March 31, 2009	—	$—	—	$—
Vested at March 31, 2009	—	$—	—	$—
At March 31, 2009 share options expected to vest in the future	434,174	$8.23	9.65	$—

A summary of the Company’s restricted stock award expense is as follows:

	Three Months Ended March 31,
	2009	2008
Pre-tax	$182	$—
After-tax	109	—
Basic and diluted earnings per share	$0.02	$—

At March 31, 2009, the total unrecognized expense related to restricted stock awards was approximately $1.9 million and is expected to be recognized over the weighted-average period of 2.65 years.

BEACON FEDERAL BANCORP, INC.

A summary of the Company’s non-vested stock award activity for the period ended March 31, 2009 is as follows:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	265,884	$8.23
Granted	—	—
Vested	—	—
Forfeited	(1,000)	8.23
Nonvested at March 31, 2009	264,884	$8.23

NOTE 8 – INCOME TAXES

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109,” effective January 1, 2007. There was no cumulative effect on adoption of FIN 48. At March 31, 2009, the Company had $190 of unrecognized tax benefits, which would affect the effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months. We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes. Income tax returns filed for the tax years ended December 31, 2005 through December 31, 2007 remain open to examination by these jurisdictions. We recognize interest and penalties related to tax positions in income tax expense.

NOTE 9 – FAIR VALUE MEASUREMENTS

General. The Company follows the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements. In addition, the Company adopted FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (See Note 4 to Consolidated Financial Statements for discussion of the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2).

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

BEACON FEDERAL BANCORP, INC.

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

Valuation Techniques. Available for sale securities are carried at fair value on a recurring basis utilizing Level 1, Level 2 and Level 3 inputs. For U.S. Treasuries, the Company obtains fair values using quoted prices in the U.S. Treasury market. For agencies, mortgage-backed securities, and collateralized mortgage obligations, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. For trust preferred securities, the Company obtains fair values using a discounted cash flow analysis. Assumptions used in the analysis include the default rate, deferral of interest, over-collateralization test, interest coverage test and other factors. The discount rate was based upon spreads currently observed in the market for similar securities.

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

Impaired loans are carried at fair value on a non-recurring basis utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis. A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, utilizing Level 2 inputs as determined based on expected proceeds from outstanding commitments from investors.

Derivative instruments used in the ordinary course of business consist of mandatory forward sales contracts and interest rate lock commitments. The Company manages interest rate risk and hedges the interest rate lock commitments through mandatory forward sales contracts, which fair value changes are opposite to market movements. Generally, in an interest rate lock commitment, the borrower locks-in the current market rate for a fixed-rate loan. The mandatory forward sales contract is a loans sales agreement in which the Company commitments to deliver a certain principal amount of mortgage loans to an investor at a specific price on or before a specific date.

BEACON FEDERAL BANCORP, INC.

The Company had outstanding forward sales contracts of $19.9 million in notional value, matched against $20.6 million of interest rate lock commitments at March 31, 2009. The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $178 and $215, respectively, at March 31, 2009 and were accounted for at fair value as an undesignated derivative under SFAS No. 133, with a $178 fair value gain on the interest rate lock commitments and a $215 fair value loss on the mandatory forward sales contracts recognized in non-interest income for the three months ended March 31, 2009. The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs.

The Company believes that they have enough sources of liquidity to satisfy future cash requirements as they relate to these derivative instruments.

Non-financial assets measured at fair value on a non-recurring basis include foreclosed and repossessed assets. Assets acquired through or instead of loan foreclosure and by repossession are initially recorded at fair value utilizing level 2 units based on observable market data less costs to sell when acquired, establishing a new cost basis. Foreclosed assets also include properties for which the Bank has taken physical possession, even though formal foreclosure proceedings have not taken place.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$102	5,981	—	6,083
Pooled trust preferred securities	—	—	3,657	3,657
Mortgage-backed securities	—	46,926	—	46,926
Collateralized mortgage obligations	—	77,598	—	77,598
	$102	$130,505	$3,657	$134,264

Mortgage servicing rights	$—	$570	$—	$570

Loan commitment derivatives	$—	$178	$—	$178

Liabilities

Sales contract derivatives	$—	$215	$—	$215

BEACON FEDERAL BANCORP, INC.

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Trading account assets	$—	$23,337	$—	$23,337

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$—	$3,106	$—	$3,106
Pooled trust preferred securities	—	4,783	—	4,783
Mortgage-backed securities	—	48,642	—	48,642
Collateralized mortgage obligations	—	83,272	—	83,272
	$—	$139,803	$—	$139,803

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3).
A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows:

Balance at January 1, 2009	$—
Transfer from Level 2 to Level 3 input category at March 31, 2009	3,874
OTTI credit related losses recognized in non-interest expense	(217)
Balance at March 31, 2009	$3,657

Financial Assets Measured at Fair Value on a Non-Recurring Basis. Assets measured at fair value on a non-recurring basis at March 31, 2009 include impaired loans of $7,482, utilizing level 3 inputs. The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $2,191 at March 31, 2009.
The activity in the allowance for losses on impaired loans during the three months ended March 31, 2009 was as follows:

Balance at January 1, 2009	$610
Provision for loan losses	1,581
Loans charged off	—
Recoveries	—
Balance at March 31, 2009	$2,191

Assets measured at fair value on a non-recurring basis at December 31, 2008 include mortgage servicing rights of $313, utilizing level 2 inputs. There were impaired loans of $2,439 at December 31, 2008.

BEACON FEDERAL BANCORP, INC.

Non-financial Assets Measured at Fair Value on a Non-Recurring Basis. Non-financial assets measured on a non-recurring basis at March 31, 2009 include foreclosed and repossessed assets of $247,000 at March 31, 2009. There was no provision for losses on these assets during the three months ended March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations at March 31, 2009 and for the three months ended March 31, 2009 and 2008 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additionally, other risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”), which is available through the SEC’s website at www.sec.gov. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which only speak as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

BEACON FEDERAL BANCORP, INC.

Economic Conditions. The national economy, as well as the local economy, continue to weaken. The economy has been marked by higher unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit. The national unemployment rate rose to 8.5% in March 2009 from 4.9% at the end of 2007. The unemployment rate in the Company’s market area in New York is slightly below the national average. The Federal Open Market Committee has responded by reducing the federal funds rate from 4.25 % at December 11, 2007 to the current rate between 0.00% and 0.25%. The reduction in the federal funds rate has increased the Company’s net interest margin and net interest income. However, price competition for loans and deposits has increased.

Financial institutions have been affected by the lack of liquidity and credit deterioration, resulting in depressed valuations and failures of certain banks. In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted, providing for $700 billion in funding to the U.S. Treasury to restore liquidity and stability to the U.S. financial system and includes extensive tax, energy and disaster relief provisions.

In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, providing for tax cuts, expansion of unemployment benefits, social welfare provisions, and spending programs for education, health care and infrastructure.

Operating Results. Net income decreased to $436,000 for the three months ended March 31, 2009 from $964,000 for the three months ended March 31, 2008. The decrease in net income reflected an increased provision for loan losses and an increase in non-interest expense, partially offset by an increase in net interest income and non-interest income and lower income taxes.

Financial Condition. Total assets increased $18.8 million to $1.04 billion at March 31, 2009 from $1.02 billion at December 31, 2008. The increase was the result of a $25.1 million increase in cash and cash equivalents, an $18.5 million increase in net loans, and a $5.0 million increase in loans held for sale, net of a $23.3 million decrease in trading account assets and a $7.3 million decrease in securities. The increase in assets was funded by a $30.4 million increase in deposits, net of a $10.0 million decrease in borrowings. Equity decreased $2.5 million, or 2.5%, to $99.6 million at March 31, 2009 from $102.1 million at December 31, 2008.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Cash and Cash equivalents. Cash and cash equivalents increased $25.1 million as a result of the proceeds received from sale of the trading account assets, which consisted of 30-year mortgage loans. The Company is retaining higher levels of cash and cash equivalents due to the limited borrowing capacity with the Federal Home Loan Bank of New York (discussed below) and for funding short-term growth. The Company can utilize alternative sources of financing, including brokered deposits.

BEACON FEDERAL BANCORP, INC.

Loans, Net. Net loans increased $18.5 million, or 2.4%, to $789.2 million at March 31, 2009 from $770.7 million at December 31, 2008, reflecting strong business relationships maintained by our loan staff in their local markets.

Securities. Securities available for sale decreased to $134.3 million at March 31, 2009 from $139.8 million at December 31, 2008. The decrease in securities available for sale reflected the maturities of $11.1 million in excess of the purchases of $6.0 million. Securities held to maturity decreased $1.8 million to $21.5 million at March 31, 2009.

Other Assets. Federal Home Loan Bank of New York stock decreased $644,000 to $12.4 million at March 31, 2009 as a result of a lower level of FHLB advances outstanding. Accrued interest receivable decreased due primarily to a lower yield on loans, lower balance of securities outstanding and timing of interest receipts, partially offset by a higher loan balance and a higher yield on securities.

Deposits. Deposits increased $30.4 million, or 4.8%, to $656.8 million at March 31, 2009 from $626.4 million at December 31, 2008, due to the success of promotional efforts throughout the period to attract additional deposits. Certificate of deposit accounts increased by $26.7 million and represented the largest dollar increase in our deposit accounts. Savings accounts and checking accounts increased by $2.7 million and $2.5 million, respectively. In contrast, money market accounts decreased by $6.1 million. Overall, total “core” deposits (savings, money market, non-interest bearing demand and NOW accounts) increased by $3.7 million, or 1.3%.

Borrowings. FHLB advances are utilized to the extent that liquidity needs are not met by cash received from customer deposits. FHLB advances decreased $10.0 million, or 4.6%, to $208.6 million at March 31, 2009 from $218.6 million at December 31, 2008. Retail certificates of deposit were generally utilized to a greater degree during the quarter because the Company has temporarily lost its ability to borrow additional amounts from the FHLB due to loan repayments, payoffs and downgrades of certain securities collateral. The Company is attempting to pledge additional assets, other than single-family loans and securities, in order to increase its borrowing capacity with the FHLB.

Stockholders’ Equity. Stockholders’ equity decreased $2.5 million, or 2.5%, to $99.6 million at March 31, 2009 from $102.1 million at December 31, 2008. The decrease reflected the repurchase of $3.0 million of common stock and cash dividends of $274,000, partially offset by net income of $436,000, release of ESOP shares of $161,000 and stock options and awards expense of $240,000.

As a result of the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” a cumulative effect adjustment of $1.9 million was recognized to increase retained earnings and other comprehensive loss. This adjustment had no impact on total stockholders’ equity, but increased regulatory capital by $1.9 million.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Interest Income. Interest income increased $176,000, or 1.3%, to $13.8 million for the three months ended March 31, 2009 from $13.6 million for the three months ended March 31, 2008. The increase resulted primarily from higher average balances of securities and higher yields on such securities in the 2009 period compared to the 2008 period.

BEACON FEDERAL BANCORP, INC.

Interest income on loans was $11.3 million for both the three months ended March 31, 2009 and 2008. The effect of a higher average balance was offset by a lower average yield. The average balance on loans increased to $796.6 million for the three months ended March 31, 2009 from $722.3 million for the three months ended March 31, 2008, reflecting our continued emphasis on loan growth. The average yield on loans declined 52 basis points to 5.77% for the three months ended March 31, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2009 period compared to the 2008 period.

Interest income on securities, including FHLB stock, increased $358,000, or 17.1%, to $2.5 million for the three months ended March 31, 2009 from $2.1 million for the three months ended March 31, 2008, reflecting a higher average balance of such securities (to $176.3 million from $158.9 million) as well as higher average yields on such securities to 5.65% from 5.28%.

Interest earned on interest-earning deposits at other financial institutions decreased to $16,000 for the three months ended March 31, 2009 from $230,000 for the same period a year ago, reflecting lower yields on such interest-earning assets, and to a lesser extent, lower average balances.

Interest Expense. Interest expense decreased $977,000, or 12.1%, to $7.1 million for the three months ended March 31, 2009 from $8.1 million for the three months ended March 31, 2008. The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher balances of deposits.

Interest expense on deposits decreased $744,000, or 14.9%, to $4.2 million for the three months ended March 31, 2009 from $5.0 million for the three months ended March 31, 2008, reflecting a lower average rate, partially offset by a higher average balance. The average rate paid on such deposits decreased to 2.86% for the current quarter from 4.03% for the comparable period in 2008. The average balance of deposits increased to $601.7 million for the three months ended March 31, 2009 from $497.2 million for the three months ended March 31, 2008.

Interest expense on money market accounts decreased to $906,000 from $1.3 million, reflecting substantially lower average rates on such accounts (2.56% in the 2009 period compared to 4.11% in the 2008 period), partially offset by higher average balances on such accounts ($143.8 million compared to $125.7 million). Interest expense on certificates of deposit also decreased to $3.1 million for the three months ended March 31, 2009 from $3.3 million for the three months ended March 31, 2008, due primarily to a lower average rate (3.55% compared to 4.83%), partially offset by higher average balances of such deposits ($349.5 million compared to $272.0 million). At March 31, 2009 and December 31, 2008, we had $89.8 million and $77.5 million, respectively, in brokered deposits. Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

Interest expense on borrowings decreased to $2.8 million for the three months ended March 31, 2009 from $3.1 million for the three months ended March 31, 2008. The decrease was due primarily to a lower average rate. The interest rates paid on such borrowings decreased to 4.03% from 4.32%. The average rates decreased as a result of a lower rate environment and a greater weight of borrowings in reverse repurchase agreements, which rates were generally more attractive than FHLB advances with similar terms.

BEACON FEDERAL BANCORP, INC.

Net Interest Income. Net interest income increased $1.2 million, or 20.7%, to $6.7 million for the three months ended March 31, 2009 from $5.5 million for the three months ended March 31, 2008. The increase in net interest income was due to a higher interest rate spread and overall asset growth. Our net interest rate spread increased to 2.40% for the March 2009 quarter from 1.91% for the March 2008 quarter and the net interest margin increased to 2.75% from 2.47%. The higher interest rate spread was attributable to a lower cost of funds. The cost of funds decreased 90 basis points, while the yield on interest-earning assets declined by 41 basis points.

Net interest-earning assets decreased to $106.7 million for the three months ended March 31, 2009 from $123.7 million for the three months ended March 31, 2008. The decline in net interest-earning assets is principally related to the realized and unrealized losses recognized on the Company’s securities portfolio in the past twelve months.

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

We recorded a provision for loan losses of $2.6 million for the three months ended March 31, 2009 compared to a provision for loan losses of $900,000 for the three months ended March 31, 2008. The provision for loan losses resulted from an increase in nonperforming commercial real estate and commercial business loans, a higher level of commercial and consumer loan charge-offs, an increase in classified loans and an overall growth of the loan portfolio.

Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related adjustments to historical experience, and the risks associated with increased commercial lending. The provision reflected net charge-offs of $548,000 for the three months ended March 31, 2009, compared to net charge-offs of $190,000 for the three months ended March 31, 2008. Net charge-offs increased due primarily to write-downs on consumer loans, principally secured by automobiles.

The allowance for loan losses was $12.6 million, or 1.58% of total loans at March 31, 2009 compared to $10.5 million, or 1.36%, of total loans at December 31, 2008. Total nonperforming loans were $9.7 million at March 31, 2009 compared to $4.7 million at December 31, 2008. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate for the three months ended March 31, 2009 and 2008.

Non-Interest Income. Non-interest income increased to $1.22 million for the three months ended March 31, 2009 from $1.17 million for the three months ended March 31, 2008. Service charges increased by $64,000 to $730,000 for the three months ended March 31, 2009, reflecting higher deposit-related fees. Other non-interest income increased by $86,000 to $159,000 for the three months ended March 31, 2009, as a result of a higher level of loan servicing fees and other miscellaneous fee income. The changes in the cash surrender value of the Company’s BOLI investment decreased by $86,000, when compared to the comparable period last year, due to a lower asset yield. Gain on sale of loans increased by $125,000 to $163,000 for the three months ended March 31, 2009 as a result of a higher volume of loans sold in the secondary market. The Company received $24.9 million from proceeds of loans sold for the three months ended March 31, 2009, compared to $5.2 million in the same prior period. During the three months ended March 31, 2008, the Bank recognized a gain of $129,000 as a result of a sale of its equity investment in Visa, Inc., acquired as part of the restructuring that resulted in Visa, Inc. issuing common stock to members of Visa U.S.A.

BEACON FEDERAL BANCORP, INC.

Non-Interest Expense. Non-interest expense increased $480,000, or 11.3%, to $4.7 million for the three months ended March 31, 2009 from $4.2 million for the three months ended March 31, 2008. The increase reflected higher salaries and benefits, an increase in FDIC premium expense, a prepayment penalty on FHLB advances and higher other non-interest expense, partially offset by a decrease in audit and examination expenses, a credit to provision for losses on servicing assets, and a lower OTTI loss on securities, as compared to the same period in 2008.

Salaries and employee benefits increased by $289,000 due primarily to the recognition of stock option and stock award expenses of $58,000 and $182,000, respectively, for the three months ended March 31, 2009. There were no such expenses during the same quarter for 2008.

FDIC premium expense increased by $72,000 to $163,000 for the three months ended March 31, 2009 due to the growth of the Bank, and a higher risk-based assessment which considers the supervisory rating and certain financial ratios of each financial institution. On February 27, 2009, the FDIC adopted an interim rule imposing a special assessment of 20 basis points on the Bank’s assessment base for the June 2009 quarter, payable September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment of up to 10 basis points if warranted.

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

The Company recognized an OTTI loss of $424,000 on one collateralized mortgage obligation and one trust preferred security during the March 2009 quarter, compared to an OTTI loss of $528,000 on one FNMA preferred stock issue during the March 2008 quarter. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the impairment losses on securities.

During the three months ended March 31, 2009, the Company recognized in non-interest expense a $241,000 prepayment penalty on $10.0 million of fixed-rate FHLB advances. The prepayment penalty on FHLB advances was incurred to improve the Company’s net interest margin and allow short-term funding of anticipated growth in the near term.

Other non-interest expense increased by $60,000 to $742,000 for the three months ended March 31, 2009 as a result of higher travel costs, subscription costs, board fees, and expenses related to operating as a public company.

BEACON FEDERAL BANCORP, INC.

Income Tax Expense. The provision for income taxes was $231,000 for the three months ended March 31, 2009, compared to $646,000 for the three months ended March 31, 2008. The decrease was due to a lower level of pre-tax income and effective tax rate. Our effective tax rate was 34.6% for the three months ended March 31, 2009 compared to 40.1% for the three months ended March 31, 2008.

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

	For the Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$796,621	$11,342	5.77%	$722,278	$11,310	6.29%
Securities	163,198	2,355	5.85	146,643	1,933	5.29
FHLB stock	13,052	99	3.08	12,211	163	5.36
Interest-earning deposits	20,873	16	0.31	23,991	230	3.85
Total interest-earning assets	993,744	13,812	5.64	905,123	13,636	6.05
Non-interest-earning assets	29,182			20,086
Total assets	$1,022,926			$925,209

Interest-bearing liabilities:
Savings	$56,755	58	0.41	$58,789	90	0.61
Money market accounts	143,773	906	2.56	125,673	1,288	4.11
NOW accounts	51,633	222	1.74	40,747	341	3.36
Time accounts	349,541	3,061	3.55	271,969	3,272	4.83
Total deposits	601,702	4,247	2.86	497,178	4,991	4.03
FHLB advances	215,375	2,294	4.32	249,064	2,783	4.48
Reverse repurchase agreements	70,000	543	3.15	35,165	287	3.28
Total interest-bearing liabilities	887,077	7,084	3.24	781,407	8,061	4.14

Non-interest-bearing deposits	30,617			25,860
Other non-interest-bearing liabilities	6,073			4,440
Total liabilities	923,767			811,707
Stockholders’ Equity	99,159			113,502
Total liabilities and equity	$1,022,926			$925,209

Net interest income		$6,728			$5,575

Net interest rate spread			2.40%			1.91%

Net interest-earning assets	$106,667			$123,716

Net interest margin			2.75%			2.47%

Average of interest-earning assets to interest-bearing liabilities			112.02%			115.83%

 BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a liquidity ratio of 8.0% or greater. For the three months ended March 31, 2009, our liquidity ratio averaged 13.1%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2009. Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $43.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $134.3 million at March 31, 2009. On that date, we had $208.6 million in advances outstanding and $1.7 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $2.5 million.

The Company is retaining higher levels of cash and cash equivalents due to the limited borrowing capacity with the Federal Home Loan Bank of New York and for funding short-term growth. The Company can utilize alternative sources of financing, including brokered deposits. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At March 31, 2009, we had $53.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $59.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2009 totaled $255.9 million, or 39.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the three months ended March 31, 2009, we originated $103.7 million of loans, and during the three months ended March 31, 2008, we originated $68.5 million of loans. We purchased $6.0 million of securities during the three months ended March 31, 2009, compared to $59.2 million for the three months ended March 31, 2008.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $30.4 million for the three months ended March 31, 2009 and a net increase in total deposits and securities sold under agreement to repurchase of $25.8 million and $20.0 million, respectively, for the three months ended March 31, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

BEACON FEDERAL BANCORP, INC.

If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds. Federal Home Loan Bank advances decreased by $10.0 million for the three months ended March 31, 2009, compared to an increase of $22.2 million for the three months ended March 31, 2008. Federal Home Loan Bank advances have primarily been used to fund loan demand. At March 31, 2009, we had the ability to borrow up to $212.8 million from the Federal Home Loan Bank of New York.

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. At March 31, 2009 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2009 and December 31, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2009 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$77,504
Unrealized loss on securities as a result of cumulative effect adjustment	1,866
Unrealized loss on AFS securities	8,280
Tier 1 (Core) Capital and Tangible Capital	87,650	8.29%	$15,853	1.50%
General valuation allowance 1)	9,542
Deduction for low-level recourse	(1,664)
Total Capital to risk-weighted assets	$95,528	12.32%	$62,053	8.00%	$77,566	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$85,986	11.09%	$31,027	4.00%	$46,540	6.00%
Tier 1 (Core) Capital to adjusted total assets	$87,650	8.29%	$42,275	4.00%	$52,844	5.00%

1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2008 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$76,634
Unrealized loss on AFS securities	8,251
Tier 1 (Core) Capital and Tangible Capital	84,885	8.20%	$15,528	1.50%
General valuation allowance 1)	9,018
Deduction for low-level recourse	(1,507)
Total Capital to risk-weighted assets	$92,396	12.81%	$57,712	8.00%	$72,140	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$83,378	11.56%	$28,856	4.00%	$43,284	6.00%
Tier 1 (Core) Capital to adjusted total assets	$84,885	8.20%	$41,407	4.00%	$51,579	5.00%

1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

Asset Quality

Classification of Assets. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at March 31, 2009, classified assets consisted of substandard assets of $10.8 million and doubtful assets of $3.4 million. Substandard assets and doubtful assets were $6.4 million and $700,000, respectively, at December 31, 2008.

As of March 31, 2009, we had $17.3 million of assets designated as special mention, compared to $19.8 million at December 31, 2008. As of March 31, 2009, our largest borrower under the substandard asset category had loans secured by multi-family properties located in Gardner, Lowell and Chelmsford, Massachusetts, with a principal balance of $2.3 million. As of March 31, 2009, our largest doubtful loan was secured by a first lien on commercial property located in Upstate New York, with a principal balance of $1.9 million.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	March 31, 2009		December 31, 2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in Thousands)
Commitments to make loans	$42,128	$11,016	$20,090	$7,829
Unused lines of credit	$5,937	$53,935	$6,296	$55,773
Range of fixed-rate commitments	3.25%-15.00%	—	4.49%-15.00%	—

The following instruments are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value. The contract amount and fair value of these instruments were as follows:

	March 31, 2009		December 31, 2008
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(Dollars in Thousands)
Standby letters of credit	$1,032	$—	$882	$—
Limited recourse obligations related to loans sold	$1,664	$—	$1,507	$—

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse. The Bank has agreements to sell residential loans up to $60.0 million to the FHLB of New York. Approximately $48.6 million has been sold through March 31, 2009. Under the agreement, the Bank has a maximum credit enhancement of $1.7 million at March 31, 2009. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

BEACON FEDERAL BANCORP, INC.

Recent Accounting Pronouncements

The following paragraphs summarize recent accounting pronouncements:

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

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. SFAS No. 160 and SFAS No. 141 (R) were adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation. At March 31, 2009, the Company did not have a noncontrolling interest.

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

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” The Bank adopted this FSP for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, effective January 1, 2009. The FSP did not have a material impact on the Company’s financial condition or results of operation.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly. In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with SFAS No. 157. This FSP does not apply to Level 1 inputs. FSP SFAS No. 157 also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3. FSP SFAS No. 157-4 was early adopted, effective March 31, 2009, and did not have a material impact on the Company’s financial position or results of operation.

BEACON FEDERAL BANCORP, INC.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements. This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009. This FSP amends SFAS No. 115 and other related guidance. Early adoption is permitted for periods ending after March 15, 2009. FSP SFAS No. 115-2 and SFAS No. 124-2 was early adopted, effective March 31, 2009.

A cumulative effect adjustment of $1.9 million was recognized to retained earnings with the offset to other comprehensive loss. The initial adoption of this FSP had no impact on stockholders’ equity, but increased regulatory capital by $1.9 million. During the three months ended March 31, 2009, the Company recognized a $424,000 other-than-temporary impairment charge in income related to credit losses on one collateralized mortgage obligation and one trust preferred security.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires public entities to disclose the fair values of financial instruments for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods after June 15, 2009. This FSP may be early adopted if FSP SFAS No. 157-4 and FSP SFAS No. 115-2 and SFAS No. 124-2 are early adopted. The Company will adopt this FSP as of June 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies application issues regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R)-1 is effective for business combinations that occur during the first annual reporting period beginning after December 15, 2008. FSP SFAS No. 141 (R)-1 was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

BEACON FEDERAL BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of interest rate risk at December 31, 2008.

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

Item 1A – Risk Factors

Not required for smaller reporting companies. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of risk factors at December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2009:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs)

January 1, 2009 through
January 31, 2009	—	$—	—	383,116
February 1, 2009 through
February 28, 2009	132,113	$7.98	132,113	251,003
March 1, 2009 through
March 31, 2009	251,003	$8.01	251,003	363,963
Total	383,116	$8.00	383,116

On March 30, 2009, the Board of Directors authorized the Company’s second stock repurchase program of 363,963 shares. The second repurchase program was completed on April 13, 2009, which brings the total shares repurchased to 747,079.

BEACON FEDERAL BANCORP, INC.

PART II - OTHER INFORMATION (continued)

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5 - Other Information.

None

Item 6 – Exhibits.

(a) Exhibits.
3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc. (1)
3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Beacon Federal Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan (1)
10.2	Employment Agreement with Ross J. Prossner (2)
10.3	Employment Agreement with J. David Hammond (2)
10.4	Employment Agreement with Darren T. Crossett (2)
10.5	Employment Agreement with Randy Wiley (4)
10.6	Form of Change in Control Agreement (2)
10.7	Beacon Federal Excess Benefit Plan (3)
10.8	Beacon Federal Annual Cash Incentive Plan (1)
10.9	Beacon Federal Supplemental Executive Retirement Plan (5)
10.10	Beacon Federal 2008 Equity Incentive Plan (6)
21.0	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File No. 333-143522), originally filed with the Securities and Exchange Commission on June 5, 2007.
(2)	Field with the Securities and Exchange Commission on October 4, 2007 on Form 8K.
(3)	Filed with the Securities and Exchange Commission on October 31, 2008 on Form 8K.
(4)	Filed with the Securities and Exchange Commission on July 3, 2008 on Form 8K.
(5)	Filed with the Securities and Exchange Commission on December 28, 2007.
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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: May 12, 2009	BY:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	Lisa M. Jones
Lisa M. Jones, Vice-President and Principal Financial and
Accounting Officer