Form 10-Q
period 2009-06-30
Beacon Federal Bancorp, Inc.
filed 2009-08-10
CIK 1401573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ Commission file number 000-52826

BEACON FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-0706826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6611 Manlius Center Road, East Syracuse, New York	13057
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (315) 433-0111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 10, 2009
Common Stock, par value $0.01 per share	6,781,281

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

BEACON FEDERAL BANCORP, INC.

PART 1. FINANCIAL INFORMATION - ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents - cash and due from financial institutions	$25,034	18,297
Interest-bearing deposits in other financial institutions	536	536
Trading account assets	—	23,337
Securities held to maturity (fair value of $17,850 and $21,955, respectively)	18,411	23,315
Securities available for sale	144,966	139,803
Loans held for sale	3,301	1,536
Loans, net of allowance for loan losses of $14,261 and $10,546, respectively	802,108	770,695
Federal Home Loan Bank stock of New York	12,452	13,080
Premises and equipment, net	12,353	3,437
Accrued interest receivable	3,684	3,985
Foreclosed and repossessed assets	115	149
Bank-owned life insurance	10,438	10,369
Other assets	12,773	12,804
Total assets	$1,046,171	$1,021,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$658,510	$626,467
Federal Home Loan Bank advances	208,641	218,641
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	4,165	4,150
Capital lease obligation	7,800	—
Total liabilities	949,116	919,258
Commitments and contingencies
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,662,315 and 7,662,315 shares issued	74	74
Additional paid-in capital	72,646	72,160
Retained earnings-substantially restricted	45,242	42,835
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,387)	(4,733)
Accumulated other comprehensive loss, net	(9,206)	(8,251)
Treasury stock, 881,034 shares at cost	(7,314)	—
Total stockholders’ equity	97,055	102,085
Total liabilities and stockholders’ equity	$1,046,171	$1,021,343

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$11,385	$11,410	$22,727	$22,720
Securities	2,079	2,211	4,434	4,144
FHLB stock	177	237	276	400
Federal funds sold and other	12	75	28	305
Total interest income	13,653	13,933	27,465	27,569
Interest expense:
Deposits	3,925	4,665	8,172	9,656
FHLB advances	2,236	2,782	4,530	5,565
Securities sold under agreement to repurchase	549	288	1,092	575
Total interest expense	6,710	7,735	13,794	15,796
Net interest income	6,943	6,198	13,671	11,773
Provision for loan losses	1,900	1,530	4,470	2,430
Net interest income after provision for loan losses	5,043	4,668	9,201	9,343
Noninterest income:
Service charges	697	684	1,427	1,350
Commission and fee income	147	121	287	267
Change in cash surrender value of BOLI	37	114	69	232
Gain on sale of loans	224	60	387	98
Gain on sale of securities available for sale	—	—	—	129
Other	248	95	407	168
Total noninterest income	1,353	1,074	2,577	2,244
Noninterest expense:
Salaries and employee benefits	2,255	2,171	4,606	4,233
Occupancy and equipment	367	322	694	647
Advertising and marketing	96	86	217	211
Telephone, delivery and postage	163	182	355	380
Supplies	65	55	131	114
Audit and examination	169	136	291	301
FDIC premium expense	847	94	1,010	185
Provision for loss on servicing asset	68	—	34	—
Other-than-temporary impairment (OTTI) credit loss on securities	538	273	962	801
Prepayment penalty on FHLB advances	—	—	241	—
Other	732	906	1,474	1,588
Total noninterest expense	5,300	4,225	10,015	8,460
Income before income taxes	1,096	1,517	1,763	3,127
Income tax expense	402	684	633	1,330
Net income	$694	$833	$1,130	$1,797
Basic and diluted earnings per share	$0.11	$0.12	$0.17	$0.26

OTTI credit loss on securities:
Total OTTI loss on securities	$538		$982
Portion of OTTI loss recognized in other comprehensive loss before income taxes	—		(20)
OTTI credit loss on securities	$538		$962

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Common Stock	$74	$74	$74	$74

Additional paid-in capital:
Balance at beginning of period	72,363	72,087	72,160	72,080
Earned ESOP shares	(18)	8	(55)	15
Amortization of stock-based compensation expense	301	—	541	—
Balance at end of period	72,646	72,095	72,646	72,095

Retained earnings:
Balance at beginning of period	44,863	47,637	42,835	46,673
Adoption of FSP SFAS No. 115-2	—	—	1,866	—
Balance at beginning of period, as adjusted	44,863	47,637	44,701	46,673
Net income	694	833	1,130	1,797
Cash dividends, $.05, $.04, $.09 and $.04 per share	(315)	(274)	(589)	(274)
Balance at end of period	45,242	48,196	45,242	48,196

Unearned ESOP shares:
Balance at beginning of period	(4,535)	(5,178)	(4,733)	(5,325)
Earned ESOP shares	148	148	346	295
Balance at end of period	(4,387)	(5,030)	(4,387)	(5,030)

Accumulated other comprehensive loss, net:
Balance at beginning of period	(10,146)	(2,667)	(8,251)	(328)
Adoption of FSP SFAS No. 115-2, net of taxes of $1,144	—	—	(1,866)	—
Balance at beginning of period, as adjusted	(10,146)	(2,667)	(10,117)	(328)
Net change in unrealized losses on available for sale securities, net of taxes of $627, $1,978, $615 and $3,538	940	(2,968)	923	(5,307)
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of $8	—	—	(12)	—
Balance at end of period	(9,206)	(5,635)	(9,206)	(5,635)
Treasury stock:
Balance at beginning of period	(3,042)	—	—	—
Repurchase of common stock, 498,728 and 881,844 shares	(4,272)	—	(7,314)	—
Balance at end of period	(7,314)	—	(7,314)	—
Total stockholders’ equity	$97,055	$109,700	$97,055	$109,700

Comprehensive income (loss):
Net income	$694	$833	$1,130	$1,797
Net change in unrealized losses on available for sale securities, net of taxes of $627, $1,978, $615 and $3,538	940	(2,968)	923	(5,307)
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of $8	—	—	(12)	—
Comprehensive income (loss)	$1,634	$(2,135)	$2,041	$(3,510)

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$1,130	$1,797
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	4,470	2,430
Provision for loss on servicing assets	34	—
Depreciation and amortization	294	241
ESOP expense	291	310
Amortization of stock-based compensation expense	541	—
Amortization of net deferred loan costs	1,268	610
Net (accretion) amortization on securities	(1)	21
Gain on sale of loans	(387)	(98)
Gain on sale of securities available for sale	—	(129)
Other-than-temporary impairment credit loss on securities	962	801
Originations of loans held for sale	(53,864)	(14,476)
Proceeds from loans held for sale	52,463	14,534
Proceeds from trading account assets	23,337	—
Increase in cash surrender value of BOLI	(69)	(232)
Net change in:
Accrued interest receivable	301	(166)
Other assets	(587)	(364)
Accrued interest payable and other liabilities	15	945
Net cash provided by operating activities	30,198	6,224
Cash flows from investing activities:
Purchase of FHLB stock	(464)	(2,297)
Redemption of FHLB stock	1,092	31
Maturities of interest-bearing deposits	—	1,000
Securities held to maturity:
Maturities, prepayments and calls	4,933	4,305
Securities available for sale:
Purchases	(25,989)	(95,393)
Proceeds from maturity or call	21,354	28,776
Proceeds from sale	—	129
Loan originations and payments, net	(37,544)	(42,999)
Purchase of premises and equipment	(1,410)	(311)
Proceeds from foreclosed and repossessed assets	427	77
Net cash used for investing activities	$(37,601)	$(106,682)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	$32,043	$69,974
Proceeds from FHLB advances	—	27,192
Repayment of FHLB advances	(10,000)	(5,000)
Proceeds from securities sold under agreement to repurchase	—	20,000
Cash dividends	(589)	(274)
Repurchase of common stock	(7,314)	—
Net cash provided by financing activities	14,140	111,892
Net change in cash and cash equivalents	6,737	11,434
Cash and cash equivalents at beginning of period	18,297	14,148
Cash and cash equivalents at end of period	$25,034	$25,582
Supplemental cash flow information:
Interest paid	$14,359	$15,685
Income taxes paid	$2,189	$1,663
Real estate and repossessions acquired in settlement of loans	$393	$316
Loans originated to finance the sale of foreclosed real estate	$—	$337
Supplemental schedule of non-cash investing and financing activities:
Building acquired with capital lease obligation	$7,800	$—

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. Subsequent events have been evaluated through August 10, 2009, which is the date we filed this Form 10-Q with the Securities and Exchange Commission.

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

Voting rights are held and exercised exclusively by the stockholders of the Company. Deposit accounts continue to be insured by the FDIC. A liquidation account was established in the amount of $44.7 million, which represented the Bank’s total equity as of March 31, 2007, the latest balance sheet date in the final prospectus used in the conversion.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any repurchase of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share:

Net income	$694	$833	1,130	1,797
Less dividends paid:
Common stock	302	263	565	263
Participating securities	13	11	24	11

Undistributed earnings	$379	$559	541	1,523

Weighted-average basic shares outstanding	6,178	6,620	6,497	6,612
Add: weighted-average participating securities outstanding	266	266	266	266
Total weighted-average basic shares and participating securities outstanding	6,444	6,886	6,763	6,878

Distributed earnings per share	$0.05	$0.04	0.09	0.04
Undistributed earnings per share	0.06	0.08	0.08	0.22
Net income per share	$0.11	$0.12	0.17	0.26

Diluted earnings per share:

Undistributed earnings	$379	$559	541	1,523

Total weighted-average basic shares and participating securities outstanding	6,444	6,886	6,763	6,878
Add: Dilutive stock options	—	—	—	—
Total weighted-average diluted shares and participating securities outstanding	6,444	6,886	6,763	6,878

Distributed earnings per share	$0.05	$0.04	0.09	0.04
Undistributed earnings per share	0.06	0.08	0.08	0.22
Net income per share	$0.11	$0.12	0.17	0.26

Anti-dilutive option shares	40,320	—	43,878	—

BEACON FEDERAL BANCORP, INC.

 On January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires that unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the EPS computation using the two-class method. Prior period EPS data is adjusted retrospectively. The Company’s weighted-average shares outstanding and net income per common share for the three and six months ended June 30, 2009 were computed in accordance with this FSP. Prior period per share amounts were not impacted materially.

BEACON FEDERAL BANCORP, INC.

NOTE 4 – SECURITIES

The amortized cost, unrealized gross gains and losses and fair values of securities at June 30, 2009 were as follows:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity:
Debt securities:
Mortgage-backed securities	$5,475	$94	$(16)	$5,553
Collateralized mortgage obligations	12,936	110	(749)	12,297
Total	$18,411	$204	$(765)	$17,850

Available for sale:
Debt securities:
Treasuries	$100	$2	$—	$102
Agencies	15,974	—	(99)	15,875
Pooled trust preferred securities	13,167	—	(9,251)	3,916
Mortgage-backed securities	42,503	1,535	—	44,038
Collateralized mortgage obligations	88,464	1,570	(8,999)	81,035
Total	$160,208	$3,107	$(18,349)	$144,966

Maturities of debt securities at June 30, 2009 are summarized as follows:

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after one through five years	$—	$—	$11,074	$10,993
Due after five through ten years	—	—	5,000	4,984
Due after ten years	—	—	13,167	3,916
	—	—	29,241	19,893
Mortgage-backed securities	5,475	5,553	42,503	44,038
Collateralized mortgage obligations	12,936	12,297	88,464	81,035
	$18,411	$17,850	$160,208	$144,966

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not have any such securities backed by commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2008 were as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity:
Debt securities:
Mortgage-backed securities	$6,291	$67	$(61)	$6,297
Collateralized mortgage obligations	17,024	77	(1,443)	15,658
Total	$23,315	$144	$(1,504)	$21,955

Available for sale:
Debt securities:
Treasuries	$100	$3	$—	$103
Agencies	3,000	3	—	3,003
Pooled trust preferred securities	12,318	—	(7,535)	4,783
Mortgage-backed securities	47,508	1,144	(10)	48,642
Collateralized mortgage obligations	90,627	1,222	(8,577)	83,272
Total	$153,553	$2,372	$(16,122)	$139,803

Proceeds from sale of securities available for sale, gross realized gains and gross realized losses amounted to $129, $129 and $0, respectively for the six months ended June 30, 2008. There were no such sales during the three months ended June 30, 2009 or 2008 or six months ended June 30, 2009.

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

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income. This FSP amends SFAS No. 115 and other related guidance. FSP SFAS No. 115-2 and SFAS No. 124-2 was early adopted, effective March 31, 2009.

BEACON FEDERAL BANCORP, INC.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2009	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Agencies	$15,875	$(99)	$—	$—	$15,875	$(99)
Pooled trust preferred securities	—	—	3,916	(9,251)	3,916	(9,251)
Mortgage-backed securities	—	—	2,010	(16)	2,010	(16)
Collateralized mortgage obligations	5,674	(66)	23,068	(9,682)	28,742	(9,748)
	$21,549	$(165)	$28,994	$(18,949)	$50,543	$(19,114)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Pooled trust preferred securities	$4,783	$(7,535)	$—	$—	$4,783	$(7,535)
Mortgage-backed securities	6,276	(32)	1,616	(39)	7,892	(71)
Collateralized mortgage obligations	21,029	(5,612)	9,087	(4,408)	30,116	(10,020)
	$32,088	$(13,179)	$10,703	$(4,447)	$42,791	$(17,626)

No assurance can be made that the credit quality of the securities with unrealized losses at June 30, 2009 will not deteriorate in the future which may require future reductions in income for OTTI credit losses.

Agencies (4 issues). The unrealized losses on the Company’s agencies were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities. Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at June 30, 2009.

Pooled Trust Preferred Securities (PTPS) (6 issues). The unrealized losses on the Company’s pooled trust preferred securities, which are backed by banking issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at June 30, 2009.

BEACON FEDERAL BANCORP, INC.

Our PTPS were rated “BBB+”, or lower, and the lowest was rated “Ca”, as discussed below.

Mortgage-backed Securities (2 issues) and Privately-Issued Collateralized Mortgage Obligations (14 issues). The unrealized losses on the Company’s mortgage-backed securities and privately-issued collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities. Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at June 30, 2009.

Eight privately issued CMOs were rated “AAA” and six issues were rated less than investment grade with the lowest rated Caa2, as discussed below.

Other-Than-Temporary Impairments. In estimating other-than-temporary impairment (“OTTI”) losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the Company’s intent to sell the security or whether is it more likely than not that it will be required to sell the security before the anticipated recovery of its remaining amortized cost basis and (4) evaluation of cash flows to determine if they have been adversely affected (see “Recent Accounting Pronouncements” for discussion of authoritative accounting literature as it relates to other-than-temporary impairments).

OTTI credit losses recognized in non-interest expense during the three months ended (QTD) and six months ended (YTD) June 30, 2009 and OTTI non-credit losses recognized in accumulated other comprehensive loss (AOCL) at June 30, 2009 were summarized as follows:

			OTTI Credit Loss June 30, 2009		Non-Credit Loss in AOCL June 30, 2009
		Fair Value
Description/Rating	Number		QTD	YTD
Trust preferred securities:
Ca	1	$200	$418	$635	$1,166
Caa1	1	80	72	72	607
	2	280	490	707	1,773
Collateralized mortgage obligations:
Caa2	1	1,349	—	207	1,793
B3	1	1,373	48	48	2,579
	2	2,722	48	255	4,372
	4	$3,002	$538	$962	$6,145

The Company recognized an OTTI credit loss on trust preferred securities of $490 and $707 during the three and six months ended June 30, 2009, respectively. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with EITF 99-20. The increase in the defaults and deferrals contributed to the OTTI credit loss. For those trust preferred securities with OTTI credit losses, defaults and deferrals provided by a third-party broker increased by $59.0 million and $86.3 million for the three and six months ended June 30, 2009, respectively.

BEACON FEDERAL BANCORP, INC.

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $48 and $255 during the three and six months ended June 30, 2009, respectively. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with EITF 99-20. The increase in the percentage of loans greater than 90 days delinquent contributed to the OTTI credit loss. For those collateralized mortgage obligations with OTTI credit losses, the percentage of loans greater than 90 days delinquent provided by a third-party broker increased from 14% on average at December 31, 2008 to 18% on average at June 30, 2009.

The largest OTTI credit loss for any single issue was $635 for the six months ended June 30, 2009 and represented 46.5% of its amortized cost. The percentage of OTTI credit loss to amortized cost for the other three issues ranged from 1.2% to 10.5%. These OTTI credit losses resulted more from the Company’s credit analysis than the extent of decline in value of the securities.

An OTTI loss of $273 and $801 related to FNMA and FHLMC perpetual preferred stock was recorded during the three and six months ended June 30, 2008, respectively. The Company’s FNMA and FHLMC preferred stock was sold in December 2008.

The following table summarizes the change in OTTI credit related losses on securities, exclusive of tax effects, for the six months ended June 30, 2009:

Credit related impairments with a portion recognized in other comprehensive loss:
Balance at January 1, 2009	$—
Cumulative effect adjustment:
Total OTTI credit related losses at January 1, 2009	4,596
Less: adoption of FSP SFAS No. 115-2 in other comprehensive loss	3,010
Balance at January 1, 2009, as adjusted	1,586
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	962
Balance at June 30, 2009	$2,548

BEACON FEDERAL BANCORP, INC.

NOTE 5 – LOANS, FORECLOSED ASSETS AND REPOSESSED ASSETS

Activity in the allowance for loan losses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Beginning balance	$12,568	$7,537	$10,546	$6,827
Provision for loan losses	1,900	1,530	4,470	2,430
Loans charged off	(321)	(971)	(938)	(1,241)
Recoveries	114	64	183	144
Ending balance	$14,261	$8,160	$14,261	$8,160

Ratios:
Annualized net charge-offs to average loans outstanding	0.10%	0.48%	0.19%	0.30%
Allowance for loan losses to nonperforming loans at end of period	104.98%	210.09%	104.98%	210.09%
Allowance for loan losses to total loans at end of period	1.76%	1.08%	1.76%	1.08%

BEACON FEDERAL BANCORP, INC.

Following is a summary of nonperforming assets, impaired loans and other related data:

	June 30, 2009	December 31, 2008

Nonaccrual loans	$9,531	$3,711
Loans past due over 90 days still accruing	4,054	975
Total nonaccrual loans and loans past due over 90 days and still accruing	13,585	4,686
Foreclosed and repossessed assets	115	149
Total nonperforming assets	$13,700	$4,835

Ratios:
Nonperforming loans to total loans	1.67%	0.60%
Nonperforming assets to total assets	1.31%	0.47%

Impaired loans (in nonaccrual loans)	$5,890	$2,439
Impaired loans (not in nonaccrual loans)	648	—
Total impaired loans	$6,538	$2,439
Allowance for losses on impaired loans	$2,511	$610
Impaired loans with no allowance	$—	$—
Average balance of impaired loans	$4,837	$1,338
Interest income recognized	$57	$22

At June 30, 2009, there were no troubled debt restructurings (loans for which a portion of interest or principal had been forgiven and loans modified at interest rates materially less than current market rates). In addition, there were no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

NOTE 6 – CAPITAL LEASE

During June 2009, the Company entered into a capital lease for the building occupied at 6611 Manlius Center Road, East Syracuse, New York. The lease term is for 25 years with two, five-year lease renewal options. The expense for the three and six months ended June 30, 2009 was considered immaterial.

BEACON FEDERAL BANCORP, INC.

Following is a summary of future minimum lease payments, exclusive of real estate taxes and operating expenses, under the capital lease together with the present value of net minimum lease payments as of June 30, 2009:

June 30, 2009

July 1, 2009 through December 31, 2009	$333
January 1, 2010 through December 31, 2010	665
January 1, 2011 through December 31, 2011	665
January 1, 2012 through December 31, 2012	665
January 1, 2013 through December 31, 2013	665
January 1, 2014 through December 31, 2014	699
Thereafter	15,371
Total minimum lease payments	19,063
Less amount representing interest	8,455
Present value of net minimum lease	$10,608

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans, including securitized loans, serviced for others at June 30, 2009 and December 31, 2008 were $105,642 and $64,705, respectively. On January 1, 2009, the Company adopted the subsequent measurement provisions under SFAS No. 156, “Accounting for Servicing of Financial Assets,” and transferred its mortgage servicing rights from a class using the amortization method to the fair value method. There was no cumulative effect adjustment recognized at the adoption date, since the carrying value approximated the fair value of the mortgage servicing rights.

Mortgage servicing rights, included in other assets, are summarized as follows:

	Six Months Ended June 30,
	2009	2008

Beginning balance	$313	$—
Additions	490	—
Disposals	—	—
Change in fair value in non-interest expense	(34)	—
Ending balance	$769	$—

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model includes assumptions that market participants would use in estimating future net servicing income, including the discount rate, prepayment rate, ancillary income, float earnings rate, inflation rate, cost to service, acquisition costs and delinquency rates.

BEACON FEDERAL BANCORP, INC.

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse. The Bank has agreements to sell residential loans up to $60.0 million to the FHLB of New York. Approximately $48.6 million has been sold through June 30, 2009. Under the agreement, the Bank has a maximum credit enhancement of $1.7 million at June 30, 2009.

NOTE 8 – EQUITY INCENTIVE PLAN

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

The Company has estimated the fair value of awards granted under its stock option plan to be $1.60 utilizing the Black-Scholes pricing model. There were no awards granted during the three or six months ended June 30, 2009 or 2008.

Stock option compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pre-tax	$71	—	$129	—
After-tax	43	—	78	—
Basic and diluted earnings per share	$0.01	—	$0.01	—

At June 30, 2009, the total unrecognized expense related to non-vested stock options was approximately $559 and is expected to be recognized over the weighted-average period of 2.30 years.

BEACON FEDERAL BANCORP, INC.

A summary of the Company’s stock option activity under the Plan for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	444,134	$8.23	9.90	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,500)	8.23	—	—
Outstanding at June 30, 2009	441,634	$8.23	9.40	$—
Exercisable at June 30, 2009	—	$—	—	$—
Vested at June 30, 2009	36,000	$8.23	9.40	$—
At June 30, 2009 share options expected to vest in the future	398,174	$8.23	9.40	$—

A summary of the Company’s restricted stock award expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pre-tax	$230	$—	$412	$—
After-tax	138	—	247	—
Basic and diluted earnings per share	$0.02	$—	$0.04	$—

At June 30, 2009, the total unrecognized expense related to restricted stock awards was approximately $1.7 million and is expected to be recognized over the weighted-average period of 2.30 years.

A summary of the Company’s non-vested stock award activity for the period ended June 30, 2009 is as follows:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	265,884	$8.23
Granted	—	—
Vested	(25,000)	8.23
Forfeited	(1,250)	8.23
Nonvested at June 30, 2009	239,634	$8.23

BEACON FEDERAL BANCORP, INC.

NOTE 9 – INCOME TAXES

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109,” effective January 1, 2007. There was no cumulative effect on adoption of FIN 48. At June 30, 2009, the Company had $190 of unrecognized tax benefits, which would affect the effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months. We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes. Income tax returns filed for the tax years ended December 31, 2005 through December 31, 2007 remain open to examination by these jurisdictions. We recognize interest and penalties related to tax positions in income tax expense.

NOTE 10 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

Valuation Techniques. Available for sale securities are carried at fair value on a recurring basis utilizing Level 1, Level 2 and Level 3 inputs. For U.S. Treasuries, the Company obtains fair values using quoted prices in the U.S. Treasury market. For agencies, mortgage-backed securities, and collateralized mortgage obligations, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve. For trust preferred securities, the Company obtains fair values using a discounted cash flow analysis. Assumptions used in the analysis include the default rate, deferral of interest, over-collateralization test, interest coverage test and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with EITF 99-20.

BEACON FEDERAL BANCORP, INC.

Trading account assets consist of the securitization of 30 year mortgage loans. When the Company securitizes mortgage loans, it may hold a portion of the securities issued, including subordinated and other residual interests and interest-only strips, all of which are interests that continue to be held by the Company. Interests in securitized mortgage loans that continue to be held by the Company, excluding servicing assets, if any, are classified as either securities available for sale or trading assets and are recorded at their allocated carrying amounts based on the relative fair value of the assets sold and interests that continue to be held by the Company, utilizing Level 2 inputs. These interests are subsequently carried at fair value, which is based on independent, third party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is derived by management’s best estimates of key assumptions, including credit losses, loan prepayment rates and discount rates commensurate with the risks involved.

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

Derivative instruments used in the ordinary course of business consist of mandatory forward sales contracts and interest rate lock commitments. The Company manages interest rate risk and hedges the interest rate lock commitments through mandatory forward sales contracts, which have fair value changes opposite to market movements. Generally, in an interest rate lock commitment, the borrower locks-in the current market rate for a fixed-rate loan. The mandatory forward sales contract is a loans sales agreement in which the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specific price on or before a specific date.

The Company had outstanding forward sales contracts of $9.5 million in notional value, matched against $10.4 million of interest rate lock commitments at June 30, 2009. The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $92 and $16, respectively, at June 30, 2009 and were accounted for at fair value as an undesignated derivative under SFAS No. 133, with a $92 fair value gain on the interest rate lock commitments and a $16 fair value loss on the mandatory forward sales contracts recognized in non-interest income for the six months ended June 30, 2009. The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs.

The Company believes that it have enough sources of liquidity to satisfy future cash requirements as they relate to these derivative instruments.

BEACON FEDERAL BANCORP, INC.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$102	15,875	—	15,977
Pooled trust preferred securities	—	—	3,916	3,916
Mortgage-backed securities	—	44,038	—	44,038
Collateralized mortgage obligations	—	81,035	—	81,035
	$102	$140,948	$3,916	$144,966

Loans held for sale	$—	$3,301	$—	$3,301

Mortgage servicing rights	$—	$769	$—	$769

Loan commitment derivatives	$—	$92	$—	$92

Liabilities

Sales contract derivatives	$—	$16	$—	$16

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows:

Balance at January 1, 2009	$—
Transfer from Level 2 to Level 3 input category at March 31, 2009	3,874
Unrealized gains recognized in other comprehensive loss	259
Decrease in unrealized losses due to recognition of OTTI credit losses	490
OTTI credit related losses recognized in non-interest expense	(707)
Balance at June 30, 2009	$3,916

Financial Assets Measured at Fair Value on a Non-Recurring Basis. Assets measured at fair value on a non-recurring basis at June 30, 2009 include impaired loans of $6,538, utilizing level 3 inputs. The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $2,511 at June 30, 2009.

BEACON FEDERAL BANCORP, INC.

The activity in the allowance for losses on impaired loans during the six months ended June 30, 2009 was as follows:

Balance at January 1, 2009	$610
Provision for loan losses	1,926
Loans charged off	(25)
Recoveries	—
Balance at June 30, 2009	$2,511

Assets measured at fair value on a non-recurring basis at December 31, 2008 include mortgage servicing rights of $313, utilizing level 2 inputs. There were impaired loans of $2,439 at December 31, 2008.

Non-financial Assets Measured at Fair Value on a Non-Recurring Basis. Non-financial assets measured on a non-recurring basis at June 30, 2009 include foreclosed and repossessed assets of $115,000 at June 30, 2009. There was no provision for losses on these assets during the three and six months ended June 30, 2009.

Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$25,034	$25,034	$18,297	$18,297
Interest-bearing deposits	536	536	536	536
Trading account assets	—	—	23,337	23,337
Securities held to maturity	18,411	17,850	23,315	21,955
Securities available for sale	144,966	144,966	139,803	139,803
Loans held for sale	3,301	3,301	1,536	1,536
Loans, net	802,108	810,012	770,695	782,919
FHLB stock	12,452	N/A	13,080	N/A
Accrued interest receivable	3,684	3,684	3,985	3,985

Financial liabilities:
Deposits	658,510	663,219	626,467	632,809
Federal Home Loan Bank advances	208,641	220,042	218,641	234,217
Securities sold under agreement to repurchase	70,000	75,988	70,000	79,089
Accrued interest payable	$1,533	$1,533	$2,098	$2,098

BEACON FEDERAL BANCORP, INC.

The methods and assumptions used to estimate fair value are described as follows

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

BEACON FEDERAL BANCORP, INC.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

Economic Conditions. The national economy, as well as the local economy, continue to weaken. The economy has been marked by higher unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit. The national unemployment rate rose to 9.5% in June 2009 from 4.9% at the end of 2007. The unemployment rate in the Company’s market area in New York is slightly below the national average. The Federal Open Market Committee has responded by reducing the federal funds rate from 4.25 % at December 11, 2007 to the current rate between 0.00% and 0.25%. The reduction in the federal funds rate has increased the Company’s net interest margin and net interest income. However, price competition for loans and deposits has increased.

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

In December 2008, we elected to not participate in the U.S. Treasury Capital Purchase Program and at June 30, 2009 Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, providing for tax cuts, expansion of unemployment benefits, social welfare provisions, and spending programs for education, health care and infrastructure.

Operating Results. Net income decreased to $694,000 for the three months ended June 30, 2009 from $833,000 for the three months ended June 30, 2008. Net income decreased to $1.1 million for the six months ended June 30, 2009 from $1.8 million for the six months ended June 30, 2008. The decrease in net income reflected an increased provision for loan losses and an increase in non-interest expense, partially offset by an increase in net interest income and non-interest income and lower income taxes.

Financial Condition. Total assets increased $24.8 million to $1.05 billion at June 30, 2009 from $1.02 billion at December 31, 2008. The increase was the result of a $6.7 million increase in cash and cash equivalents, a $31.4 million increase in net loans, a $1.8 million increase in loans held for sale and an $8.9 million increase in premises and equipment, partially offset by a $23.3 million decrease in trading account assets. The increase in assets was funded by a $32.0 million increase in deposits, partially offset by a $10.0 million decrease in borrowings. Equity decreased $5.0 million, or 4.9%, to $97.1 million at June 30, 2009 from $102.1 million at December 31, 2008.

BEACON FEDERAL BANCORP, INC.

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

BEACON FEDERAL BANCORP, INC.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Cash and Cash equivalents. Cash and cash equivalents increased $6.7 million. The Company is retaining higher levels of cash and cash equivalents due to the limited borrowing capacity with the Federal Home Loan Bank of New York (discussed below) and for funding short-term growth. The Company can utilize alternative sources of financing, including brokered deposits.

Trading Account Assets. Proceeds received from sale of trading account assets, which consisted of 30-year mortgages, were initially retained in cash and cash equivalents and later used to fund purchases of agency securities and originations of loans.

Securities. Securities available for sale increased to $145.0 million at June 30, 2009 from $139.8 million at December 31, 2008. The increase in securities available for sale reflected the purchases of $26.0 million in excess of maturities of $21.3 million. Securities held to maturity decreased $4.9 million to $18.4 million at June 30, 2009.

Loans, Net. Net loans increased $31.4 million, or 4.1%, to $802.1 million at June 30, 2009 from $770.7 million at December 31, 2008, reflecting strong business relationships maintained by our loan staff in their local markets.

Premises and Equipment, Net. Premises and equipment, net increased primarily as a result of the Company entering into a $7.8 million capital lease for the new building constructed at 6611 Manlius Center Road, in East Syracuse, New York.

Other Assets. Federal Home Loan Bank of New York stock decreased $628,000 to $12.5 million at June 30, 2009 as a result of a lower level of FHLB advances outstanding, which required redemption of the stock. Accrued interest receivable decreased due primarily to a lower yield on loans and timing of interest receipts, partially offset by a higher loan balance and a higher yield on securities.

Deposits. Deposits increased $32.0 million, or 5.1%, to $658.5 million at June 30, 2009 from $626.5 million at December 31, 2008, due to the success of promotional efforts throughout the period to attract additional deposits. Certificate of deposit accounts increased by $19.1 million and represented the largest dollar increase in our deposit accounts. Savings accounts, checking accounts, money market accounts and non-interest bearing demand accounts increased by $4.5 million, $4.7 million, $2.0 million and $1.7 million, respectively.

Borrowings. FHLB advances are utilized to the extent that liquidity needs are not met by cash received from customer deposits. FHLB advances decreased $10.0 million, or 4.6%, to $208.6 million at June 30, 2009 from $218.6 million at December 31, 2008. Retail certificates of deposit were generally utilized to a greater degree during the quarter because the Company has temporarily lost its ability to borrow additional amounts from the FHLB due to loan repayments, payoffs and downgrades of certain securities collateral. The Company is attempting to pledge additional assets, other than single-family loans and securities, in order to increase its borrowing capacity with the FHLB.

BEACON FEDERAL BANCORP, INC.

Stockholders’ Equity. Stockholders’ equity decreased $5.0 million, or 4.9%, to $97.1 million at June 30, 2009 from $102.1 million at December 31, 2008. The decrease reflected the repurchase of $7.3 million of common stock, increase in unrealized losses on securities of $955,000 and cash dividends of $589,000, partially offset by net income of $1.1 million, release of ESOP shares of $291,000 and stock options and awards expense of $541,000.

As a result of the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” a cumulative effect adjustment of $1.9 million was recognized at March 31, 2009 to increase retained earnings and other comprehensive loss. This adjustment had no impact on total stockholders’ equity, but increased regulatory capital by $1.9 million.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Interest Income. Interest income decreased $280,000, or 2.0%, to $13.6 million for the three months ended June 30, 2009 from $13.9 million for the three months ended June 30, 2008. The decrease resulted generally from lower average balances on securities and lower yields on securities and interest-earning deposits, which primarily consisted of the FHLB of New York daily time account.

Interest income on loans was $11.4 million for both the three months ended June 30, 2009 and 2008. The effect of a higher average balance was offset by a lower average yield. The average balance on loans increased to $812.4 million for the three months ended June 30, 2009 from $749.4 million for the three months ended June 30, 2008, reflecting our continued emphasis on loan growth. The average yield on loans declined 50 basis points to 5.62% for the three months ended June 30, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2009 period compared to the 2008 period.

Interest income on securities, including FHLB stock, decreased $192,000, or 7.8%, to $2.2 million for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008, reflecting a lower average balance of such securities (to $166.8 million from $178.6 million) as well as lower average yields on such securities to 5.42% from 5.50%.

Interest earned on interest-earning deposits at other financial institutions decreased to $12,000 for the three months ended June 30, 2009 from $75,000 for the same period a year ago, reflecting lower yields on such interest-earning assets, partially offset by higher average balances.

Interest Expense. Interest expense decreased $1.0 million, or 13.3%, to $6.7 million for the three months ended June 30, 2009 from $7.7 million for the three months ended June 30, 2008. The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher balances of deposits.

Interest expense on deposits decreased $740,000, or 15.9%, to $3.9 million for the three months ended June 30, 2009 from $4.6 million for the three months ended June 30, 2008, reflecting a lower average rate, partially offset by a higher average balance. The average rate paid on such deposits decreased to 2.54% for the current quarter from 3.57% for the comparable period in 2008. The average balance of deposits increased to $619.7 million for the three months ended June 30, 2009 from $525.3 million for the three months ended June 30, 2008.

BEACON FEDERAL BANCORP, INC.

Interest expense on money market accounts decreased to $766,000 from $1.1 million, reflecting substantially lower average rates on such accounts (2.08% in the 2009 period compared to 3.40% in the 2008 period), partially offset by higher average balances on such accounts ($147.4 million compared to $125.9 million). Interest expense on certificates of deposit also decreased to $2.9 million for the three months ended June 30, 2009 from $3.2 million for the three months ended June 30, 2008, due primarily to a lower average rate (3.28% compared to 4.42%), partially offset by higher average balances of such deposits ($357.6 million compared to $291.1 million). At June 30, 2009 and December 31, 2008, we had $69.6 million and $77.5 million, respectively, in brokered deposits. Brokered deposits are highly susceptible to withdrawal at maturity if the rates we pay on such deposits are not competitive.

Interest expense on borrowings decreased to $2.8 million for the three months ended June 30, 2009 from $3.1 million for the three months ended June 30, 2008, due primarily to a lower average rate. The interest rates paid on such borrowings decreased to 4.00% from 4.26%. The average rates decreased as a result of a lower rate environment and a greater weight of borrowings in reverse repurchase agreements, which rates were generally more attractive than FHLB advances with similar terms.

Net Interest Income. Net interest income increased $745,000, or 12.0%, to $6.9 million for the three months ended June 30, 2009 from $6.2 million for the three months ended June 30, 2008. The increase in net interest income was due to a higher interest rate spread and overall asset growth. Our net interest rate spread increased to 2.44% for the June 2009 quarter from 2.14% for the June 2008 quarter and the net interest margin increased to 2.77% from 2.65%. The higher interest rate spread was attributable to a lower cost of funds. The cost of funds decreased 82 basis points, while the yield on interest-earning assets declined by 52 basis points.

Net interest-earning assets decreased to $108.6 million for the three months ended June 30, 2009 from $125.8 million for the three months ended June 30, 2008. The decline in net interest-earning assets was principally related to the realized and unrealized losses recognized on the Company’s securities portfolio in the past twelve months and, to a lesser extent, repurchase of common stock.

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

We recorded a provision for loan losses of $1.9 million for the three months ended June 30, 2009 compared to a provision for loan losses of $1.5 million for the three months ended June 30, 2008. The provision for loan losses resulted from an increase in nonperforming commercial real estate and commercial business loans, an increase in classified loans and an overall growth of the loan portfolio.

Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related qualitative adjustments to historical experience to reflect current probable and incurred losses, and the risks associated with increased commercial lending. The provision reflected net charge-offs of $207,000 for the three months ended June 30, 2009, compared to net charge-offs of $907,000 for the three months ended June 30, 2008.

BEACON FEDERAL BANCORP, INC.

The allowance for loan losses was $14.3 million, or 1.76% of total loans at June 30, 2009 compared to $10.5 million, or 1.36%, of total loans at December 31, 2008. Total nonperforming loans were $13.6 million at June 30, 2009 compared to $4.7 million at December 31, 2008. We used the same methodology in assessing the allowances for both periods. To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of June 30, 2009.

Non-Interest Income. Non-interest income increased to $1.4 million for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008. Other non-interest income increased by $153,000 to $248,000 for the three months ended June 30, 2009, as a result of a change in fair value of the Company’s derivative financial instruments (forward sales contracts and loan commitments) and a higher level of loan servicing fees and other miscellaneous fee income. The changes in the cash surrender value of the Company’s BOLI investment decreased by $77,000, when compared to the same period last year, due to a lower asset yield. Gain on sale of loans increased by $164,000 to $224,000 for the three months ended June 30, 2009 as a result of a higher volume of loans sold in the secondary market. The Company received $27.7 million from proceeds of loans sold for the three months ended June 30, 2009, compared to $9.3 million in the same prior period.

Non-Interest Expense. Non-interest expense increased $1.1 million, or 25.4%, to $5.3 million for the three months ended June 30, 2009 from $4.2 million for the three months ended June 30, 2008. The increase reflected a significantly higher FDIC premium expense. In addition, an increase in OTTI credit losses on securities, provision for loss on servicing asset, occupancy and equipment expense, audit and examination expenses were partially offset by lower other non-interest expense.

Salaries and employee benefits increased by $84,000 due primarily to the recognition of stock option and stock award expenses of $71,000 and $230,000, respectively, for the three months ended June 30, 2009, partially offset by lower accrued bonuses. There were no stock option or stock award expenses during the same quarter for 2008. Occupancy and equipment expense increased due primarily to higher depreciation expense on furniture, fixtures and equipment. Audit and examination expense increased due to higher costs incurred with the independent audit and OTS examination.

FDIC premium expense increased by $753,000 to $847,000 for the three months ended June 30, 2009 due primarily to the accrual of the FDIC special assessment of $500,000, and to a lesser degree, growth of the Bank, and a higher regular, risk-based assessment which considers the supervisory rating and certain financial ratios of each financial institution.

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

On May 22, 2009, the FDIC issued a final rule that imposed a special 5 basis point assessment on each institution’s assets minus Tier 1 capital as of June 30, 2009, payable to the FDIC on September 30, 2009. If after June 30, 2009, the reserve ratio of the Deposit Insurance Fund falls to a level that the Board of the FDIC (“the Board”) believes would adversely affect public confidence or to a level close to or below zero at the end of any quarter, the Board may impose an additional special assessment of up to 5 basis points as of the end of any such quarter (with earliest assessment being September 30, 2009, with collection on December 30, 2009) on each institution’s assets minus Tier 1 capital for that quarter.

BEACON FEDERAL BANCORP, INC.

The Company recognized an OTTI loss of $538,000 on one collateralized mortgage obligation and two trust preferred securities during the June 2009 quarter, compared to an OTTI loss of $273,000 on FNMA and FHLMC preferred stock issues during the June 2008 quarter. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the impairment losses on securities.

Other non-interest expense decreased by $174,000 to $732,000 for the three months ended June 30, 2009 as a result of primarily higher expenses incurred in the June 2008 quarter, which included a provision for losses of $69,000 on secondary market loan commitments, fees paid to outside information technology consultants and personnel recruitment costs.

Income Tax Expense. The provision for income taxes was $402,000 for the three months ended June 30, 2009, compared to $684,000 for the three months ended June 30, 2008. The decrease was due to a lower level of pre-tax income and effective tax rate. Our effective tax rate was 36.7% for the three months ended June 30, 2009 compared to 45.1% for the three months ended June 30, 2008. The effective tax rate was primarily lower due to the nondeductible OTTI loss on securities during the three months ended June 30, 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Interest Income. Interest income decreased $104,000, or .4%, to $27.5 million for the six months ended June 30, 2009 from $27.6 million for the six months ended June 30, 2008. The decrease resulted generally from lower yields on interest-earning deposits, which primarily consisted of the FHLB of New York daily time account.

Interest income on loans was $22.7 million for both the six months ended June 30, 2009 and 2008. The effect of a higher average balance was offset by a lower average yield. The average balance on loans increased to $804.6 million for the six months ended June 30, 2009 from $735.6 million for the six months ended June 30, 2008, reflecting our continued emphasis on loan growth. The average yield on loans declined 51 basis points to 5.70% for the six months ended June 30, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2009 period compared to the 2008 period.

Interest income on securities, including FHLB stock, increased $166,000, or 3.7%, to $4.7 million for the six months ended June 30, 2009 from $4.5 million for the six months ended June 30, 2008, reflecting a higher average balance of such securities (to $171.5 million from $168.7 million) as well as higher average yields on such securities to 5.54% from 5.43%.

Interest on interest-earning deposits at other financial institutions decreased to $28,000 for the six months ended June 30, 2009 from $305,000 for the same period a year ago, reflecting lower yields on such interest-earning assets, which consisted primarily of the FHLB daily time account, partially offset by higher average balances.

Interest Expense. Interest expense decreased $2.0 million, or 12.7%, to $13.8 million for the six months ended June 30, 2009 from $15.8 million for the six months ended June 30, 2008. The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher balances of deposits.

BEACON FEDERAL BANCORP, INC.

Interest expense on deposits decreased $1.5 million, or 15.4%, to $8.2 million for the six months ended June 30, 2009 from $9.7 million for the six months ended June 30, 2008, reflecting a lower average rate, partially offset by a higher average balance. The average rate paid on such deposits decreased to 2.69% for the six months ended June 30, 2009 from 3.80% for the comparable period in 2008. The average balance of deposits increased to $613.1 million for the six months ended June 30, 2009 from $511.4 million for the six months ended June 30, 2008.

Interest expense on money market accounts decreased to $1.7 million from $2.4 million, reflecting substantially lower average rates on such accounts (2.28% in the 2009 period compared to 3.75% in the 2008 period), partially offset by higher average balances on such accounts ($147.9 million compared to $126.0 million). Interest expense on certificates of deposit also decreased to $6.0 million for the six months ended June 30, 2009 from $6.5 million for the six months ended June 30, 2008, due primarily to a lower average rate (3.41% compared to 4.62%), partially offset by higher average balances of such deposits ($353.6 million compared to $281.5 million). At June 30, 2009 and December 31, 2008, we had $69.6 million and $77.5 million, respectively, in brokered deposits.

Interest expense on borrowings decreased to $5.6 million for the six months ended June 30, 2009 from $6.1 million for the six months ended June 30, 2008. The decrease was due primarily to a lower average rate. The interest rates paid on such borrowings decreased to 4.02% from 4.32%. The average rates decreased as a result of a lower rate environment and a greater weight of borrowings in reverse repurchase agreements, which rates were generally more attractive than FHLB advances with similar terms.

Net Interest Income. Net interest income increased $1.9 million, or 16.1%, to $13.7 million for the six months ended June 30, 2009 from $11.8 million for the six months ended June 30, 2008. The increase in net interest income was due to a higher interest rate spread and overall asset growth. Our net interest rate spread increased to 2.42% for the six months ended June 30, 2009 from 2.02% for the six months ended June 30, 2008 and the net interest margin increased to 2.75% from 2.56%. The higher interest rate spread was attributable to a lower cost of funds. The cost of funds decreased 87 basis points, while the yield on interest-earning assets declined by 47 basis points.

Net interest-earning assets decreased to $106.4 million for the six months ended June 30, 2009 from $125.9 million for the six months ended June 30, 2008. The decline in net interest-earning assets was principally related to the realized and unrealized losses recognized on the Company’s securities portfolio in the past twelve months and, to a lesser extent, repurchase of common stock.

Provision for Loan Losses. We recorded a provision for loan losses of $4.5 million for the six months ended June 30, 2009 compared to a provision for loan losses of $2.4 million for the six months ended June 30, 2008. The provision for loan losses resulted from an increase in nonperforming commercial real estate and commercial business loans, an increase in classified loans and an overall growth of the loan portfolio.

The provision reflected net charge-offs of $755,000 for the six months ended June 30, 2009, compared to net charge-offs of $1.1 million for the six months ended June 30, 2008 and $1.9 million increase in allowance for losses on impaired loans.

The allowance for loan losses was $14.3 million, or 1.76% of total loans at June 30, 2009 compared to $10.5 million, or 1.36%, of total loans at December 31, 2008. Total nonperforming loans were $13.6 million at June 30, 2009 compared to $4.7 million at December 31, 2008. We used the same methodology in assessing the allowances for both periods.

BEACON FEDERAL BANCORP, INC.

Non-Interest Income. Non-interest income increased to $2.6 million for the six months ended June 30, 2009 from $2.2 million for the six months ended June 30, 2008. Other non-interest income increased by $239,000 to $407,000 for the six months ended June 30, 2009, as a result of a change in fair value of the Company’s derivative financial instruments (forward sales contracts and loan commitments) and a higher level of loan servicing fees and other miscellaneous fee income. The changes in the cash surrender value of the Company’s BOLI investment decreased by $163,000, when compared to the same period last year, due to a lower asset yield. Gain on sale of loans increased by $289,000 to $387,000 for the six months ended June 30, 2009 as a result of a higher volume of loans sold in the secondary market. The Company received $52.5 million from proceeds of loans sold for the six months ended June 30, 2009, compared to $14.5 million in the same prior period. During the six months ended June 30, 2008, the Bank recognized a gain of $129,000 as a result of a sale of its equity investment in Visa, Inc., acquired as part of the restructuring that resulted in Visa, Inc. issuing common stock to members of Visa U.S.A. Service charges increased by $77,000 to $1.4 million for the six months ended June 30, 2009, reflecting higher deposit-related fees.

Non-Interest Expense. Non-interest expense increased $1.5 million, or 18.4%, to $10.0 million for the six months ended June 30, 2009 from $8.5 million for the six months ended June 30, 2008. The increase reflected higher FDIC premium expenses, salaries and employee benefits, occupancy and equipment expense, a prepayment penalty on FHLB advances, a provision for loss on servicing assets and a higher OTTI loss on securities, as compared to the same period in 2008, partially offset by a decrease in other non-interest expense.

Salaries and employee benefits increased by $373,000 due primarily to the recognition of stock option and stock award expenses of $129,000 and $412,000, respectively, for the six months ended June 30, 2009, partially offset by lower accrued bonuses. There were no stock option or award expenses during the same period for 2008. Occupancy and equipment expense increased due primarily to higher depreciation expense on furniture, fixtures and equipment.

FDIC premium expense increased by $825,000 to $1.0 million for the six months ended June 30, 2009 due primarily to the accrual of the FDIC special assessment of $500,000, and to a lesser degree, the growth of the Bank, and a higher regular, risk-based assessment which considers the supervisory rating and certain financial ratios of each financial institution.

The Company recognized an OTTI loss of $962,000 on two collateralized mortgage obligations and two trust preferred securities during the six months ended June 30, 2009, compared to an OTTI loss of $801,000 on FNMA and FHLMC preferred stock issues during the six months ended June 30, 2008. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the impairment losses on securities.

During the six months ended June 30, 2009, the Company recognized in non-interest expense a $241,000 prepayment penalty on $10.0 million of fixed-rate FHLB advances. The prepayment penalty on FHLB advances was incurred to improve the Company’s net interest margin and allow short-term funding of anticipated growth in the near term.

BEACON FEDERAL BANCORP, INC.

Other non-interest expense decreased by $114,000 to $1.5 million for the six months ended June 30, 2009 as a result of primarily higher expenses incurred in the June 2008 comparable period, which included a provision for losses of $69,000 on secondary market loan commitments and personnel recruitment costs.

Income Tax Expense. The provision for income taxes was $633,000 for the six months ended June 30, 2009, compared to $1.3 million for the six months ended June 30, 2008. The decrease was due to a lower level of pre-tax income and effective tax rate. Our effective tax rate was 35.9% for the six months ended June 30, 2009 compared to 42.5% for the six months ended June 30, 2008. The effective tax rate was primarily lower due to the nondeductible OTTI loss on securities during the six months ended June 30, 2008.

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

	For the Three Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$812,442	$11,385	5.62%	$749,376	$11,410	6.12%
Securities	154,342	2,079	5.40	165,750	2,211	5.37
FHLB stock	12,496	177	5.68	12,870	237	7.41
Interest-earning deposits	27,633	12	0.17	12,165	75	2.48
Total interest-earning assets	1,006,913	13,653	5.44	940,161	13,933	5.96
Non-interest-earning assets	26,216			19,366
Total assets	$1,033,129			$959,527

Interest-bearing liabilities:
Savings	$60,851	46	0.30	$62,520	89	0.57
Money market accounts	147,451	766	2.08	125,940	1,064	3.40
NOW accounts	53,826	189	1.41	45,778	312	2.74
Time accounts	357,594	2,924	3.28	291,118	3,200	4.42
Total deposits	619,722	3,925	2.54	525,356	4,665	3.57
FHLB advances	208,641	2,236	4.30	249,007	2,782	4.49
Reverse repurchase agreements	70,000	549	3.15	40,000	288	2.91
Total interest-bearing liabilities	898,363	6,710	3.00	814,363	7,735	3.82

Non-interest-bearing deposits	32,744			28,057
Other non-interest-bearing liabilities	6,503			3,598
Total liabilities	937,610			846,018
Stockholders’ equity	95,519			113,509
Total liabilities and equity	$1,033,129			$959,527

Net interest income		$6,943			$6,198

Net interest rate spread			2.44%			2.14%

Net interest-earning assets	$108,550			$125,798

Net interest margin			2.77%			2.65%

Average of interest-earning assets to interest-bearing liabilities			112.08%			115.45%

BEACON FEDERAL BANCORP, INC.

	For the Six Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$804,576	$22,727	5.70%	$735,602	$22,720	6.21%
Securities	158,745	4,434	5.63	156,165	4,144	5.34
FHLB stock	12,772	276	4.36	12,541	400	6.41
Interest-earning deposits	25,330	28	0.22	19,587	305	3.13
Total interest-earning assets	1,001,423	27,465	5.53	923,895	27,569	6.00
Non-interest-earning assets	27,273			18,488
Total assets	$1,028,696			$942,383

Interest-bearing liabilities:
Savings	$58,814	104	0.36	$60,663	178	0.59
Money market accounts	147,927	1,671	2.28	125,999	2,352	3.75
NOW accounts	52,736	411	1.57	43,219	653	3.04
Time accounts	353,588	5,986	3.41	281,541	6,473	4.62
Total deposits	613,065	8,172	2.69	511,422	9,656	3.80
FHLB advances	211,990	4,530	4.31	249,007	5,565	4.49
Reverse repurchase agreements	70,000	1,092	3.15	37,582	575	3.08
Total interest-bearing liabilities	895,055	13,794	3.11	798,011	15,796	3.98

Non-interest-bearing deposits	31,665			26,991
Other non-interest-bearing liabilities	2,717			3,255
Total liabilities	929,437			828,257
Stockholders’ equity	99,259			114,126
Total liabilities and equity	$1,028,696			$942,383

Net interest income		$13,671			$11,773

Net interest rate spread			2.42%			2.02%

Net interest-earning assets	$106,368			$125,884

Net interest margin			2.75%			2.56%

Average of interest-earning assets to interest-bearing liabilities			111.88%			115.77%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a liquidity ratio of 8.0% or greater. For the six months ended June 30, 2009, our liquidity ratio averaged 18.9%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2009. Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $25.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $145.0 million at June 30, 2009. On that date, we had $208.6 million in advances outstanding and $1.7 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $5.4 million.

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

At June 30, 2009, we had $47.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $62.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2009 totaled $263.8 million, or 40.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the six months ended June 30, 2009, we originated $194.6 million of loans, and during the six months ended June 30, 2008, we originated $234.5 million of loans. We purchased $26.0 million of securities during the six months ended June 30, 2009, compared to $95.4 million for the six months ended June 30, 2008.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $32.0 million for the six months ended June 30, 2009 and a net increase in total deposits and securities sold under agreement to repurchase of $70.0 million and $20.0 million, respectively, for the six months ended June 30, 2008. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Federal Home Loan Bank advances decreased by $10.0 million for the six months ended June 30, 2009, compared to an increase of $22.2 million for the six months ended June 30, 2008. Federal Home Loan Bank advances have primarily been used to fund loan demand. At June 30, 2009, we had the ability to borrow up to $215.7 million from the Federal Home Loan Bank of New York.

BEACON FEDERAL BANCORP, INC.

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. At June 30, 2009 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2009 and December 31, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2009 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$79,566
Unrealized loss on securities as a result of cumulative effect adjustment	1,866
Unrealized loss on AFS securities	7,340
Tier 1 (Core) Capital and Tangible Capital	88,772	8.36%	$15,922	1.50%
General valuation allowance 1)	9,717
Deduction for low-level recourse	(1,664)

Total Capital to risk-weighted assets	$96,825	12.33%	$62,813	8.00%	$78,516	10.00%

Tier 1 (Core) Capital to risk-weighted assets	$87,108	11.09%	$31,407	4.00%	$47,110	6.00%

Tier 1 (Core) Capital to adjusted total assets	$88,772	8.36%	$42,458	4.00%	$53,073	5.00%

1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2008 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$76,634
Unrealized loss on AFS securities	8,251
Tier 1 (Core) Capital and Tangible Capital	84,885	8.20%	$15,528	1.50%
General valuation allowance 1)	9,018
Deduction for low-level recourse	(1,507)

Total Capital to risk-weighted assets	$92,396	12.81%	$57,712	8.00%	$72,140	10.00%

Tier 1 (Core) Capital to risk-weighted assets	$83,378	11.56%	$28,856	4.00%	$43,284	6.00%

Tier 1 (Core) Capital to adjusted total assets	$84,885	8.20%	$41,407	4.00%	$51,579	5.00%

1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

Asset Quality

Classification of Assets. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at June 30, 2009, classified assets included substandard loans of $13.9 million and doubtful loans of $3.4 million. Substandard loans and doubtful loans were $6.4 million and $700,000, respectively, at December 31, 2008. As of June 30, 2009, we had $17.6 million of loans designated as special mention, compared to $19.8 million at December 31, 2008.

As of June 30, 2009, our largest borrower under the substandard asset category had loans secured by undeveloped land located in New York, with a principal balance of $3.0 million. As of June 30, 2009, our largest doubtful loan was secured by a commercial property located in Upstate New York, with a principal balance of $1.9 million. As of June 30, 2009, our largest loan designated as special mention was secured by a commercial property located in New Hampshire, with a principal balance of $3.4 million.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	June 30, 2009		December 31, 2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in Thousands)
Commitments to make loans	$35,626	$12,080	$20,090	$7,829
Unused lines of credit	$4,608	$57,895	$6,296	$55,773
Range of fixed-rate commitments	3.25%-7.25%	—	4.49%-15.00%	—

The following instruments are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value. The contract amount and fair value of these instruments were as follows:

	June 30, 2009		December 31, 2008
	Contract Amount	Fair Value	Contract Amount	Fair Value
	(Dollars in Thousands)
Standby letters of credit	$1,041	$—	$882	$—
Limited recourse obligations related to loans sold	$1,664	$—	$1,507	$—

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse. The Bank has agreements to sell residential loans up to $60.0 million to the FHLB of New York. Approximately $48.6 million has been sold through June 30, 2009. Under the agreement, the Bank has a maximum credit enhancement of $1.7 million at June 30, 2009. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

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

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. SFAS No. 160 and SFAS No. 141 (R) were adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation. At June 30, 2009, the Company did not have a noncontrolling interest.

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

A cumulative effect adjustment of $1.9 million was recognized to retained earnings with the offset to other comprehensive loss. The initial adoption of this FSP had no impact on stockholders’ equity, but increased regulatory capital by $1.9 million. During the three and six months ended June 30, 2009, the Company recognized other-than-temporary impairment charges of $538,000 and $962,000, respectively, in income related to credit losses on securities.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires public entities to disclose the fair values of financial instruments for interim reporting periods. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods after June 15, 2009. The Company adopted this FSP as of June 30, 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes principles for accounting for and disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 did not have a material impact on the Company’s financial position or results of operation.

 In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets- an amendment of SFAS No. 140” and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R).” SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding a transfer of financial assets and its effects. SFAS No. 167 improves financial reporting for companies involved with variable interest entities. The Company is currently reviewing the applications of SFAS No. 166 and SFAS No. 167. SFAS No. 166 and SFAS No. 167 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009.

BEACON FEDERAL BANCORP, INC.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for all interim and annual periods ending after September 15, 2009.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

 The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2009:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs)

April 1, 2009 through April 30, 2009	363,963	$8.31	363,963	—
May 1, 2009 through May 31, 2009	125,000	$9.15	125,000	220,765
June 1, 2009 through June 30, 2009	8,955	$9.07	8,955	211,810
Total	497,918	$8.53	497,918

On May 5, 2009, the Board of Directors authorized the Company’s third stock repurchase program of 345,765 shares.

BEACON FEDERAL BANCORP, INC.

PART II - OTHER INFORMATION (continued)

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

(a)	On May 21, 2009 the Company held its Annual Meeting of Stockholders.

(b)	At the meeting, John W. Altmeyer and Thomas Driscoll were elected, each to serve a three- year term.

(c)	Stockholders voted on the following matters:

(i)	The election of the following directors of the Company:

	DIRECTOR:	FOR	ABSTAIN

	John W. Altmeyer	6,484,280	242,775

	Thomas Driscoll	6,482,578	244,477

(ii)	The ratification of the appointment of Crowe Horwath LLP as auditors for the Company for the fiscal year ended December 31, 2009:

	VOTES	FOR	AGAINST	ABSTAIN

	6,727,055	6,704,457	12,283	10,315

Item 5 - Other Information.

None

Item 6 – Exhibits.

(a)	Exhibits.
	3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc. (1)
	3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
	4.0	Form of Common Stock Certificate of Beacon Federal Bancorp, Inc. (1)
	10.1	Form of Employee Stock Ownership Plan (1)
	10.2	Employment Agreement with Ross J. Prossner (2)
	10.3	Employment Agreement with J. David Hammond (2)
	10.4	Employment Agreement with Darren T. Crossett (2)
	10.5	Employment Agreement with Randy Wiley (4)
	10.6	Form of Change in Control Agreement (2)
	10.7	Beacon Federal Excess Benefit Plan (3)
	10.8	Beacon Federal Annual Cash Incentive Plan (1)

BEACON FEDERAL BANCORP, INC.

PART II - OTHER INFORMATION (continued)

10.9	Beacon Federal Supplemental Executive Retirement Plan (5)
10.10	Beacon Federal 2008 Equity Incentive Plan (6)
21.0	Subsidiaries of Registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File No. 333-143522), originally filed with the Securities and Exchange Commission on June 5, 2007.
(2)	Field with the Securities and Exchange Commission on October 4, 2007 on Form 8K.
(3)	Filed with the Securities and Exchange Commission on October 31, 2008 on Form 8K.
(4)	Filed with the Securities and Exchange Commission on July 3, 2008 on Form 8K.
(5)	Filed with the Securities and Exchange Commission on December 28, 2007.
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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: August 10, 2009	BY:	/s/ Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	/s/ Lisa M. Jones
Lisa M. Jones, Vice-President and Principal Financial and Accounting Officer