Form 10-Q
period 2009-09-30
Beacon Federal Bancorp, Inc.
filed 2009-11-12
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________ Commission file number 000-52826

BEACON FEDERAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-0706826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6611 Manlius Center Road, East Syracuse, New York	13057
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code	(315) 433-0111

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
Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 12, 2009
Common Stock, par value $0.01 per share	6,683,146

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION - ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)
Cash and cash equivalents - cash and due from financial institutions	$11,482	18,297
Interest-bearing deposits in other financial institutions	341	536
Trading account assets	-	23,337
Securities held to maturity (fair value of $15,554 and $21,955, respectively)	15,682	23,315
Securities available for sale	177,272	139,803
Loans held for sale	1,764	1,536
Loans, net of allowance for loan losses of $15,297 and $10,546, respectively	812,368	770,695
Federal Home Loan Bank of New York stock	12,240	13,080
Premises and equipment, net	12,845	3,437
Accrued interest receivable	3,809	3,985
Foreclosed and repossessed assets	311	149
Bank-owned life insurance	10,461	10,369
Other assets	10,982	12,804
Total assets	$1,069,557	$1,021,343

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$681,030	$626,467
Federal Home Loan Bank advances	206,094	218,641
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	3,987	4,150
Capital lease obligation	7,731	-
Total liabilities	968,842	919,258
Commitments and contingencies
Preferred stock, $.01 par value, 50,000,000 shares authorized;
none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares
authorized; 7,662,315 and 7,662,315 shares issued, respectively	74	74
Additional paid-in capital	72,940	72,160
Retained earnings-substantially restricted	46,330	42,835
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,387)	(4,733)
Accumulated other comprehensive loss, net	(6,008)	(8,251)
Treasury stock, 979,169 shares at September 30, 2009 at cost	(8,234)	-
Total stockholders' equity	100,715	102,085
Total liabilities and stockholders' equity	$1,069,557	$1,021,343

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income:	(Unaudited)		(Unaudited)
Loans, including fees	$11,606	$11,610	$34,333	$34,330
Securities	2,178	2,653	6,612	6,797
FHLB stock	175	211	451	611
Federal funds sold and other	8	37	36	342
Total interest income	13,967	14,511	41,432	42,080
Interest expense:
Deposits	3,801	4,525	11,973	14,181
FHLB advances	2,244	2,771	6,774	8,336
Securities sold under agreement to repurchase	555	410	1,647	985
Lease obligation	186	-	186	-
Total interest expense	6,786	7,706	20,580	23,502
Net interest income	7,181	6,805	20,852	18,578
Provision for loan losses	1,300	3,427	5,770	5,857
Net interest income after provision
for loan losses	5,881	3,378	15,082	12,721
Noninterest income:
Service charges	772	761	2,199	2,111
Commission and fee income	261	306	548	573
Change in cash surrender value of BOLI	23	81	92	313
Gain on sale of loans	152	-	539	98
Gain on sale of securities available for sale	-	-	-	129
Other	227	74	634	242
Total noninterest income	1,435	1,222	4,012	3,466
Noninterest expense:
Salaries and employee benefits	2,252	2,139	6,858	6,372
Occupancy and equipment	531	336	1,225	983
Advertising and marketing	143	97	360	308
Telephone, delivery and postage	195	229	550	609
Supplies	59	80	190	194
Audit and examination	198	176	489	477
FDIC premium expense	378	94	1,388	279
Provision for loss on servicing asset	116	-	150	-
Other-than-temporary impairment (OTTI) credit				-
loss on debt securities	192	9,967	1,154	10,768
OTTI loss on cost-method equity investment	95	-	95	-
Prepayment penalty on FHLB advances	-	-	241	-
Other	902	743	2,376	2,331
Total noninterest expense	5,061	13,861	15,076	22,321
Income (loss) before income taxes	2,255	(9,261)	4,018	(6,134)
Income tax expense (benefit)	856	(817)	1,489	513
Net income (loss)	$1,399	$(8,444)	$2,529	$(6,647)
Basic and diluted earnings (loss) per share	$0.22	$(1.22)	$0.38	$(0.97)

OTTI credit loss on securities:
Total OTTI loss on securities	$192		$1,174
Portion of OTTI loss recognized in other
comprehensive loss before income taxes	-		(20)
OTTI credit loss on securities	$192		$1,154

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Common Stock	$74	$74	$74	$74

Additional paid-in capital:
Balance at beginning of period	72,646	72,095	72,160	72,080
Earned ESOP shares	-	(4)	(55)	11
Amortization of stock-based compensation expense	294	-	835	-
Balance at end of period	72,940	72,091	72,940	72,091

Retained earnings:
Balance at beginning of period	45,242	48,196	42,835	46,673
Adoption of FASB ASC 320-10	-	-	1,866	-
Balance at beginning of period, as adjusted	45,242	48,196	44,701	46,673
Net income (loss)	1,399	(8,444)	2,529	(6,647)
Cash dividends, $.05, $.04, $.14 and $.08 per share, respectively	(311)	(275)	(900)	(549)
Balance at end of period	46,330	39,477	46,330	39,477

Unearned ESOP shares:
Balance at beginning of period	(4,387)	(5,030)	(4,733)	(5,325)
Earned ESOP shares	-	148	346	443
Balance at end of period	(4,387)	(4,882)	(4,387)	(4,882)

Accumulated other comprehensive loss, net:
Balance at beginning of period	(9,206)	(5,635)	(8,251)	(328)
Adoption of FASB ASC 320-10, net of taxes of $1,144	-	-	(1,866)	-
Balance at beginning of period, as adjusted	(9,206)	(5,635)	(10,117)	(328)
Net change in unrealized gains (losses) on available for sale
securities, net of taxes of $2,132, $2,179, $2,747 and $5,661, respectively	3,198	(8,636)	4,121	(14,667)
Reclass for gain on sale of securities, net of tax of $52	-	-	-	(77)
Reclass for impairment writedown on securities, net
of tax benefit of $1,839 and $1,839, respectively	-	8,128	-	8,929
OTTI non-credit related loss on securities for which a
portion of the OTTI has been recognized in income,
net of taxes of $8	-	-	(12)	-
Balance at end of period	(6,008)	(6,143)	(6,008)	(6,143)
Treasury stock:
Balance at beginning of period	(7,314)	-	-	-
Repurchase of common stock, 98,135 and 979,169 shares, respectively	(920)	-	(8,234)	-
Balance at end of period	(8,234)	-	(8,234)	-
Total stockholders' equity	$100,715	$100,617	$100,715	$100,617

Comprehensive income (loss):
Net income (loss)	$1,399	$(8,444)	$2,529	$(6,647)
Net change in unrealized gains (losses) on available for sale
securities, net of taxes of $2,132, $2,179, $2,747 and $5,661, respectively	3,198	(8,636)	4,121	(14,667)
Reclass for gain on sale of securities, net of tax of $52	-	-	-	(77)
Reclass for impairment writedown on securities, net
of tax benefit of $1,839 and $1,839, respectively	-	8,128	-	8,929
OTTI non-credit related loss on securities for which a
portion of the OTTI has been recognized in income,
net of taxes of $8	-	-	(12)	-
Comprehensive income (loss)	$4,597	$(8,952)	$6,638	$(12,462)

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:	(Unaudited)
Net income (loss)	$2,529	$(6,647)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Provision for loan losses	5,770	5,857
Provision for loss on servicing assets	150	-
Depreciation and amortization	616	361
ESOP expense	291	454
Amortization of stock-based compensation expense	835	-
Amortization of net deferred loan costs	1,875	1,161
Net (accretion) amortization on securities	4	15
Gain on sale of loans	(539)	(98)
Gain on sale of securities available for sale	-	(129)
Other-than-temporary impairment credit loss on debt securities	1,154	10,768
OTTI loss on cost method equity investment	95	-
Originations of loans held for sale	(84,366)	(25,965)
Proceeds from loans held for sale	84,677	24,859
Proceeds from sale of trading account assets	23,337	-
Increase in cash surrender value of BOLI	(92)	(313)
Net change in:
Accrued interest receivable	176	(560)
Other assets	(1,066)	(2,169)
Accrued interest payable and other liabilities	(163)	971
Net cash provided by operating activities	35,283	8,565
Cash flows from investing activities:
Purchase of FHLB stock	(644)	(5,723)
Redemption of FHLB stock	1,484	3,219
Maturities of interest-bearing deposits	100	1,101
Securities held to maturity:
Maturities, prepayments and calls	7,598	5,428
Securities available for sale:
Purchases	(65,544)	(122,236)
Proceeds from maturity or call	33,799	33,243
Proceeds from sale	-	129
Loan originations and payments, net	(50,607)	(60,136)
Purchase of premises and equipment	(2,224)	(361)
Proceeds from sale of foreclosed and repossessed assets	1,127	198
Net cash used for investing activities	$(74,911)	$(145,138)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Continued

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from financing activities:	(Unaudited)
Net change in deposits	$54,563	$76,922
Proceeds from FHLB advances	18,000	291,749
Repayment of FHLB advances	(30,547)	(276,750)
Proceeds from securities sold under agreement to repurchase	-	50,000
Repayment of lease obligation	(69)	-
Cash dividends	(900)	-
Repurchase of common stock	(8,234)	(549)
Net cash provided by financing activities	32,813	141,372
Net change in cash and cash equivalents	(6,815)	4,799
Cash and cash equivalents at beginning of period	18,297	14,148
Cash and cash equivalents at end of period	$11,482	$18,947
Supplemental cash flow information:
Interest paid	$21,164	$23,418
Income taxes paid	$3,129	$2,183
Real estate and repossessions acquired in settlement of loans	$1,289	$413
Loans originated to finance the sale of foreclosed real estate	$-	$395
Supplemental schedule of non-cash investing and financing
activities:
Building acquired with capital lease obligation	$7,800	$-

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  Subsequent events have been evaluated through November 12, 2009, which is the date we filed this Form 10-Q with the Securities and Exchange Commission.

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

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

The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity.  For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair values of the shares committed to be released during the period in accordance with the provisions of FASB ASC 718-40-30, “Compensation-Stock Compensation-Employee Stock Ownership Plans.”  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital.  Dividends on allocated ESOP shares are paid to participants of the ESOP and charged to retained earnings.  Dividends on unallocated ESOP shares are used to repay the ESOP loan and related accrued interest.

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

BEACON FEDERAL BANCORP, INC.

NOTE 3 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are based upon the weighted-average shares outstanding.  ESOP shares, which have been committed to be released and stock options, to the extent dilutive, are considered outstanding.  Under the treasury stock method, stock options are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the option price during the period.  In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.  Basic and diluted earnings (loss) per share are summarized as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic earnings (loss) per share:

Net income (loss)	$1,399	$(8,444)	2,529	(6,647)
Less dividends paid:
Common stock	298	264	863	528
Participating securities	13	11	37	21

Undistributed earnings (loss)	$1,088	$(8,719)	1,629	(7,196)

Weighted-average basic shares outstanding	6,031	6,635	6,336	6,620
Add: weighted-average participating
securities outstanding	266	266	266	266
Total weighted-average basic shares
and participating securities
outstanding	6,297	6,901	6,602	6,886

Distributed earnings per share	$0.05	$0.04	0.14	0.08
Undistributed earnings (loss) per share	0.17	(1.26)	0.24	(1.05)
Net income (loss) per share	$0.22	$(1.22)	0.38	(0.97)

Diluted earnings (loss) per share:

Undistributed earnings (loss)	$1,088	$(8,719)	1,629	(7,196)

Total weighted-average basic shares
and participating securities
outstanding	6,297	6,901	6,602	6,886
Add: Dilutive stock options	3	-	-	-
Total weighted-average diluted
shares and participating securities
outstanding	6,300	6,901	6,602	6,886

Distributed earnings per share	$0.05	$0.04	0.14	0.08
Undistributed earnings (loss) per share	0.17	(1.26)	0.24	(1.05)
Net income (loss) per share	$0.22	$(1.22)	0.38	(0.97)

Anti-dilutive option shares	-	-	13	-

On January 1, 2009, the Company adopted recent accounting guidance included in FASB ASC 260-10, “Earnings Per Share ,” which requires that unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the EPS computation using the two-class method.  Prior period EPS data is adjusted retrospectively.  The Company’s weighted-average shares outstanding and net income per common share for the three and nine months ended September 30, 2009 were computed in accordance with this guidance.  Prior period per share amounts were not impacted materially.

BEACON FEDERAL BANCORP, INC.

NOTE 4 – SECURITIES

The amortized cost, unrealized gross gains and losses and fair values of securities at September  30, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities	$5,160	$126	$(17)	$5,269
Collateralized mortgage obligations	10,522	154	(391)	10,285
Total	$15,682	$280	$(408)	$15,554

Available for sale:
Debt securities:
Treasuries	$100	$2	$-	$102
Agencies	25,971	50	(2)	26,019
Pooled trust preferred securities	13,135	-	(8,590)	4,545
Mortgage-backed securities	42,038	1,962	-	44,000
Collateralized mortgage obligations	105,943	2,221	(5,558)	102,606
Total	$187,187	$4,235	$(14,150)	$177,272

Maturities of debt securities at September 30, 2009 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$-	$-	$100	$102
Due after one through five years	-	-	10,973	11,013
Due after five through ten years	-	-	9,998	10,000
Due after ten years	-	-	18,135	9,551
	-	-	39,206	30,666
Mortgage-backed securities	5,160	5,269	42,038	44,000
Collateralized mortgage obligations	10,522	10,285	105,943	102,606
	$15,682	$15,554	$187,187	$177,272

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans.  The Company does not have any such securities backed by commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2008 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities	$6,291	$67	$(61)	$6,297
Collateralized mortgage obligations	17,024	77	(1,443)	15,658
Total	$23,315	$144	$(1,504)	$21,955

Available for sale:
Debt securities:
Treasuries	$100	$3	$-	$103
Agencies	3,000	3	-	3,003
Pooled trust preferred securities	12,318	-	(7,535)	4,783
Mortgage-backed securities	47,508	1,144	(10)	48,642
Collateralized mortgage obligations	90,627	1,222	(8,577)	83,272
Total	$153,553	$2,372	$(16,122)	$139,803

Proceeds from sale of securities available for sale, gross realized gains and gross realized losses amounted to $129,000, $129,000 and $0, respectively for the nine months ended September 30, 2008.  There were no such sales during the three months ended September 30, 2009 or 2008 or nine months ended September 30, 2009.

Recent accounting guidance in FASB ASC 320-10 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This guidance requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income.  The recent guidance in FASB ASC 320-10 was early adopted, effective March 31, 2009.

BEACON FEDERAL BANCORP, INC.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	loss	Value	loss	Value	loss

Agencies	$4,995	$(2)	$-	$-	$4,995	$(2)
Pooled trust
preferred securities	-	-	4,545	(8,590)	4,545	(8,590)
Mortgage-backed
securities	1,556	(12)	557	(5)	2,113	(17)
Collateralized
mortgage obligations	604	(29)	20,955	(5,920)	21,559	(5,949)
	$7,155	$(43)	$26,057	$(14,515)	$33,212	$(14,558)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	loss	Value	loss	Value	loss

Pooled trust
preferred securities	$4,783	$(7,535)	$-	$-	$4,783	$(7,535)
Mortgage-backed
securities	6,276	(32)	1,616	(39)	7,892	(71)
Collateralized
mortgage obligations	21,029	(5,612)	9,087	(4,408)	30,116	(10,020)
	$32,088	$(13,179)	$10,703	$(4,447)	$42,791	$(17,626)

No assurance can be made that the credit quality of the securities with unrealized losses at September 30, 2009 will not deteriorate in the future which may require future reductions in income for OTTI credit losses.

Agencies (1 issue).  The unrealized losses on the Company’s agencies were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at September 30, 2009.

Pooled Trust Preferred Securities (PTPS) (6 issues).  The unrealized losses on the Company’s pooled trust preferred securities, which are backed by banking issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions.   Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at September 30, 2009.

BEACON FEDERAL BANCORP, INC.

Our PTPS were rated “BBB+”, or lower, and the lowest was rated “Ca”, as discussed below.

Mortgage-backed Securities (3 issues) and Privately-Issued Collateralized Mortgage Obligations (12 issues).  The unrealized losses on the Company’s mortgage-backed securities and privately-issued collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at September 30, 2009.

Five privately issued CMOs were rated “AAA” or “Aaa,” one issue was rated “Aa2” and six issues were rated less than investment grade with the lowest rated “Caa2”.

Other-Than-Temporary Impairments. In estimating other-than-temporary impairment (“OTTI”) losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the Company's intent to sell the security or whether is it more likely than not that it will be required to sell the security before the anticipated recovery of its remaining amortized cost basis and (4) evaluation of cash flows to determine if they have been adversely affected (see “Recent Accounting Pronouncements” for discussion of authoritative accounting literature as it relates to other-than-temporary impairments).

OTTI credit losses on debt securities recognized in non-interest expense during the three months ended (QTD) and nine months ended (YTD) September 30, 2009 and OTTI non-credit losses recognized in accumulated other comprehensive loss (AOCL) at September 30, 2009 are summarized as follows (dollars in thousands):

			OTTI Credit Loss		Non-Credit
		Fair	September 30, 2009		Loss in AOCL
Description/Rating	Number	Value	QTD	YTD	September 30, 2009
Trust preferred securities:
Ca	1	$200	$-	$635	$1,166
Caa1	1	20	-	72	667
	2	220	-	707	1,833
Collateralized mortgage
obligations:
Caa2	1	2,986	-	207	156
B3	1	1,448	145	193	2,357
CCC	1	2,996	47	47	269
	3	7,430	192	447	2,782
	5	$7,650	$192	$1,154	$4,615

The Company recognized an OTTI credit loss on trust preferred securities of $0 and $707,000 during the three and nine months ended September 30, 2009, respectively.  The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount.  Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors.  For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.”  The increase in the defaults and deferrals contributed to the OTTI credit loss.  For those trust preferred securities with OTTI credit losses, defaults and deferrals provided by a third-party broker increased by $40.5 million and $123.8 million for the three and nine months ended September 30, 2009, respectively.

BEACON FEDERAL BANCORP, INC.

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $192,000 and $447,000 during the three and nine months ended September 30, 2009, respectively.  The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount.  Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets.  For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.”  The increase in the percentage of loans greater than 90 days delinquent contributed to the OTTI credit loss.  For those collateralized mortgage obligations with OTTI credit losses, the percentage of loans greater than 90 days delinquent provided by a third-party broker increased from 14% on average at December 31, 2008 to 15% on average at September 30, 2009.

The largest OTTI credit loss for any single issue was $635,000 for the nine months ended September 30, 2009 and represented 46.5% of its amortized cost.  The percentage of OTTI credit loss to amortized cost for the other three issues ranged from 1.4% to 10.5%.  These OTTI credit losses resulted more from the Company’s credit analysis than the extent of decline in value of the securities.

An OTTI loss of $5.4 million and $6.2 million related to FNMA and FHLMC perpetual preferred stock was recorded during the three and nine months ended September 30, 2008, respectively.  The Company’s FNMA and FHLMC preferred stock was sold in December 2008.  An OTTI loss of $4.6 million and $4.6 million related to a collateralized mortgage obligation and two trust preferred securities was recorded during the three and nine months ended September 30, 2008, respectively.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects,  for the nine months ended September 30, 2009 (dollars in thousands):

Credit related impairments with a portion
recognized in other comprehensive
loss:
Balance at January 1, 2009	$-
Cumulative effect adjustment:
Total OTTI credit related losses
at January 1, 2009	4,596
Less: adoption of FASB ASC 320-10
in other comprehensive loss	3,010
Balance at January 1, 2009, as adjusted	1,586
Credit related impairments on portions
of OTTI previously recognized in other
comprehensive loss	1,154
Balance at September 30, 2009	$2,740

BEACON FEDERAL BANCORP, INC.

In addition, an OTTI loss of $95,000 was recognized from a 40.2% reduction in value of the Company’s membership shares in the Members United Corporate Federal Credit Union (“Members United”).  The Company acquired these membership shares as a result of the merger with Marcy Federal Credit Union in December 2006.  The value of the Company’s membership shares was reduced to cover losses incurred by Members United due to substantial OTTI losses reported in this period.

In estimating OTTI losses on membership shares in Members United, management considers whether an event or change in circumstances has occurred in the period that may have a significant effect on the fair value, including a significant deterioration in earnings; significant change in regulatory or economic environment of the investee; significant change in the general market condition of either the geographic area or industry in which the investee operates and other factors that raise significant concerns about the ability of the investee to continue as a going concern.

NOTE 5 – LOANS, FORECLOSED ASSETS AND REPOSESSED ASSETS
Activity in the allowance for loan losses was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Beginning balance	$14,261	$8,160	$10,546	$6,827
Provision for loan losses	1,300	3,427	5,770	5,857
Loans charged off	(544)	(1,341)	(1,482)	(2,582)
Recoveries	280	80	463	224
Ending balance	$15,297	$10,326	$15,297	$10,326

Ratios:
Annualized net charge-offs to average
loans outstanding	0.13%	0.66%	0.17%	0.42%
Allowance for loan losses to nonperforming
loans at end of period	118.86%	175.14%	118.86%	175.14%
Allowance for loan losses to total loans at
end of period	1.86%	1.35%	1.86%	1.35%

BEACON FEDERAL BANCORP, INC.

Following is a summary of nonperforming assets, impaired loans and other related data (dollars in thousands):

	September 30,	December 31,
	2009	2008

Nonaccrual loans	$12,286	$3,711
Loans past due over 90 days still accruing	584	975
Total nonaccrual loans and loans past due
over 90 days and still accruing	12,870	4,686
Foreclosed and repossessed assets	311	149
Total nonperforming assets	$13,181	$4,835

Ratios:
Nonperforming loans to total loans	1.56%	0.60%
Nonperforming assets to total assets	1.23%	0.47%

Impaired loans (in nonaccrual loans)	$8,782	$2,439
Impaired loans (not in nonaccrual loans)	648	-
Total impaired loans	$9,430	$2,439
Allowance for losses on impaired loans	$3,578	$610
Impaired loans with no allowance	$-	$-
Average balance of impaired loans	$5,620	$1,338
Interest income recognized	$141	$22

At September 30, 2009, there were no troubled debt restructurings (loans for which a portion of interest or principal had been forgiven and loans modified at interest rates materially less than current market rates).  In addition, there were no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of the borrower caused management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

BEACON FEDERAL BANCORP, INC.

NOTE 6 – CAPITAL LEASE

During June 2009, the Company entered into a capital lease for the building occupied at 6611 Manlius Center Road, East Syracuse, New York.  The lease term is for 25 years with two, five-year lease renewal options.

Following is a summary of future minimum lease payments, exclusive of real estate taxes and operating expenses, under the capital lease together with the present value of net minimum lease payments as of September 30, 2009 (dollars in thousands):

September 30,
2009

October 1, 2009 through December 31, 2009	$193
January 1, 2010 through December 31, 2010	770
January 1, 2011 through December 31, 2011	770
January 1, 2012 through December 31, 2012	770
January 1, 2013 through December 31, 2013	770
January 1, 2014 through December 31, 2014	809
Thereafter	17,796
Total minimum lease payments	21,878
Less amount representing interest	9,636
Present value of net minimum lease	$12,242

NOTE 7 – MORTGAGE SERVICING RIGHTS

Mortgage loans, including securitized loans, serviced for others at September 30, 2009 and December 31, 2008 were $117.0 million and $64.7 million, respectively.  On January 1, 2009, the Company adopted the subsequent measurement provisions included in FASB ASC 860-50-35, “Transfers and Servicing-Servicing Assets and Liabilities,” and transferred its mortgage servicing rights from a class using the amortization method to the fair value method.  There was no cumulative effect adjustment recognized at the adoption date, since the carrying value approximated the fair value of the mortgage servicing rights.

Mortgage servicing rights, included in other assets, are summarized as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Beginning balance	$313	$-
Additions	637	-
Disposals	-	-
Change in fair value in non-interest expense	(150)	-
Ending balance	$800	$-

BEACON FEDERAL BANCORP, INC.

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model includes assumptions that market participants would use in estimating future net servicing income, including the discount rate, prepayment rate, ancillary income, float earnings rate, inflation rate, cost to service, acquisition costs and delinquency rates.

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has agreements to sell residential loans up to $60.0 million to the FHLB of New York.  Approximately $48.6 million has been sold through September 30, 2009.  Under the agreement, the Bank has a maximum credit enhancement of $1.7 million at September 30, 2009.

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

Under the measurement provisions of FASB ASC 718-10-30 and FASB ASC 718-10-35, “Compensation-Stock Compensation,” compensation expense is recognized based on the fair value of awards granted which includes restricted stock and stock options, at the grant date and is recognized on a straight-line basis over the requisite service period, generally defined as the vesting period.

The Company has estimated the fair value of awards granted under its stock option plan to be $1.60 per award utilizing the Black-Scholes pricing model.  There were no awards granted during the three or nine months ended September 30, 2009 or 2008.

Stock option compensation expense is as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pre-tax	$70	-	$199	-
After-tax	42	-	120	-
Basic and diluted earnings per share	$0.01	-	$0.02	-

At September 30, 2009, the total unrecognized expense related to non-vested stock options was approximately $489,000 and is expected to be recognized over the weighted-average period of 2.05 years.

BEACON FEDERAL BANCORP, INC.

A summary of the Company’s stock option activity under the 2008 Plan for the nine months ended September 30, 2009 is as follows (dollars in thousands, except per share data):
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at January 1, 2009	444,134	$8.23	9.90	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(39,000)	8.23	-	-
Outstanding at September 30, 2009	405,134	$8.23	9.15	$-
Exercisable at September 30, 2009	-	$-	-	$-
Vested at September 30, 2009	36,000	$8.23	9.15	$-
At September 30, 2009 share options
expected to vest in the future	362,174	$8.23	9.15	$-

A summary of the Company’s restricted stock award expense is as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pre-tax	$224	$-	$636	$-
After-tax	134	-	381	-
Basic and diluted earnings per share	$0.02	$-	$0.06	$-

At September 30, 2009, the total unrecognized expense related to restricted stock awards was   approximately $1.5 million and is expected to be recognized over the weighted-average period of 2.05 years.

BEACON FEDERAL BANCORP, INC.

A summary of the Company’s non-vested stock award activity for the period ended September 30, 2009 is as follows (dollars in thousands, except per share data):

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	265,884	$8.23
Granted	-	-
Vested	(25,000)	8.23
Forfeited	(8,750)	8.23
Nonvested at September 30, 2009	232,134	$8.23

NOTE 9 – INCOME TAXES

Under FASB ASC 740-10-25, ”Income Taxes,” a tax position is recognized as a benefit only if it is “more  likely than not “that the tax position would be sustained in a tax examination, with a tax examination  being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

At September 30, 2009, the Company had $190,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes.  Income tax returns filed for the tax years ended December 31, 2005 through December 31, 2007 remain open to examination by these jurisdictions.  We recognize interest and penalties related to tax positions in income tax expense in accordance with the recognition provisions under FASB ASC 740-10-25.

NOTE 10 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Fair Value Measurements

General.  The Company follows the provisions of FASB ASC 820-10, “Fair Value Measurements,” for financial assets and liabilities.  Effective January 1, 2009, the Company adopted the provisions included in this ASC for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements.  In addition, the Company adopted guidance to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly.  In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value.  This ASC does not apply to Level 1 inputs.

FASB ASC 820-10, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

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

Valuation Techniques.  Available for sale securities are carried at fair value on a recurring basis utilizing Level 1, Level 2 and Level 3 inputs.  For U.S. Treasuries, the Company obtains fair values using quoted prices in the U.S. Treasury market.  For agencies, mortgage-backed securities, and collateralized mortgage obligations, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.  For trust preferred securities, the Company obtains fair values using a discounted cash flow analysis.  Assumptions used in the analysis include the default rate, deferral of interest, over-collateralization test, interest coverage test and other factors.  For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.”

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

BEACON FEDERAL BANCORP, INC.

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

The Company had outstanding forward sales contracts of $5.8 million in notional value, matched against $6.3 million of interest rate lock commitments at September 30, 2009.  The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $96,000 and $100,000, respectively, at September 30, 2009 and were accounted for at fair value as an undesignated derivative under SFAS No. 133, with a $96,000 fair value gain on the interest rate lock commitments and a $100,000 fair value loss on the mandatory forward sales contracts recognized in non-interest income for the nine months ended September 30, 2009.  The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company.  Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs.

The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they relate to these derivative instruments.

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

BEACON FEDERAL BANCORP, INC.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis.  The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$102	26,019	-	26,121
Pooled trust preferred securities	-	-	4,545	4,545
Mortgage-backed securities	-	44,000	-	44,000
Collateralized mortgage obligations	-	102,606	-	102,606
	$102	$172,625	$4,545	$177,272

Loans held for sale	$-	$1,764	$-	$1,764

Mortgage servicing rights	$-	$800	$-	$800

Loan commitment derivatives	$-	$96	$-	$96

Liabilities

Sales contract derivatives	$-	$100	$-	$100

BEACON FEDERAL BANCORP, INC.

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Trading account assets	$-	$23,337	$-	$23,337

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$-	$3,106	$-	$3,106
Pooled trust preferred securities	-	4,783	-	4,783
Mortgage-backed securities	-	48,642	-	48,642
Collateralized mortgage obligations	-	83,272	-	83,272
	$-	$139,803	$-	$139,803

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3).  A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows (dollars in thousands):

Balance at January 1, 2009	$-
Transfer from Level 2 to Level 3 input
category at March 31, 2009	3,874
Unrealized gains recognized in other
comprehensive loss	888
Decrease in unrealized losses due to
recognition of OTTI credit losses	490
OTTI credit related losses recognized in
non-interest expense	(707)
Balance at September 30, 2009	$4,545

Financial Assets Measured at Fair Value on a Non-Recurring Basis.  Assets measured at fair value on a non-recurring basis at September 30, 2009, include impaired loans of $9.4 million, utilizing level 3 inputs.  The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $3.6 million at September 30, 2009.

BEACON FEDERAL BANCORP, INC.

The activity in the allowance for losses on impaired loans during the nine months ended September 30, 2009 was as follows (dollars in thousands):

Balance at January 1, 2009	$610
Provision for loan losses	3,004
Loans charged off	(36)
Recoveries	-
Balance at September 30, 2009	$3,578

Assets measured at fair value on a non-recurring basis at December 31, 2008 include mortgage servicing rights of $313,000, utilizing level 2 inputs.  There were impaired loans of $2.4 million at December 31, 2008.

Non-financial Assets Measured at Fair Value on a Non-Recurring Basis.  Non-financial assets measured on a non-recurring basis at September 30, 2009 include foreclosed and repossessed assets of $311,000.  There was no provision for losses on these assets during the three and nine months ended September 30, 2009.

Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$11,482	$11,482	$18,297	$18,297
Interest-bearing deposits	341	341	536	536
Trading account assets	-	-	23,337	23,337
Securities held to maturity	15,682	15,554	23,315	21,955
Securities available for sale	177,272	177,272	139,803	139,803
Loans held for sale	1,764	1,764	1,536	1,536
Loans, net	812,368	825,954	770,695	782,919
FHLB stock	12,240	N/A	13,080	N/A
Accrued interest receivable	3,809	3,809	3,985	3,985

Financial liabilities:
Deposits	681,030	687,304	626,467	632,809
Federal Home Loan Bank
advances	206,094	218,054	218,641	234,217
Securities sold under
agreement to repurchase	70,000	76,830	70,000	79,089
Accrued interest payable	$1,514	$1,514	$2,098	$2,098

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

BEACON FEDERAL BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Economic Conditions.  The national economy, as well as the local economy, continue to weaken.  The economy has been marked by higher unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate rose to 9.8% in September 2009 from 4.9% at the end of 2007.  The unemployment rate in the Company’s market area in New York is slightly below the national average.  The Federal Open Market Committee has responded by reducing the federal funds rate from 4.25 % at December 11, 2007 to the current rate between 0.00% and 0.25%.  The reduction in the federal funds rate has increased the Company’s net interest margin and net interest income.  However, price competition for loans and deposits has increased.

BEACON FEDERAL BANCORP, INC.

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

In December 2008, we elected to not participate in the U.S. Treasury Capital Purchase Program and at September 30, 2009 Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

Operating Results.  Net income increased to $1.4 million for the three months ended September 30, 2009 from a net loss of $8.4 million for the three months ended September 30, 2008.  Net income increased to $2.5 million for the nine months ended September 30, 2009 from a net loss of $6.6 million for the nine months ended September 30, 2008. The increase in net income reflected a substantially lower OTTI credit loss on debt securities, increases in net interest income and non-interest income and lower provision for loan losses, partially offset by higher other non-interest expenses and income taxes.

The lower provision for loan losses resulted from a decline in net charge-offs, when compared to the same period a year ago and the change in the balance of nonperforming loans.  See “Comparison of Operating Results - Provision for Loan Losses” for further discussion regarding the change in the level of nonperforming loans.

Financial Condition.  Total assets increased by $48.2 million to $1.07 billion at September 30, 2009 from $1.02 billion at December 31, 2008.  The increase was the result of a $29.8 increase in securities, a $41.7 million increase in net loans and a $9.4 million increase in premises and equipment, partially offset by a $23.3 million decrease in trading account assets and a $6.8 million decrease in cash and cash equivalents.  The increase in assets was funded by a $54.6 million increase in deposits, partially offset by a $12.5 million decrease in borrowings.  Stockholders’ equity decreased by $1.4 million, or 1.3%, to $100.7 million at September 30, 2009 from $102.1 million at December 31, 2008.  The decrease reflected the repurchase of $8.2 million of common stock and cash dividends of $900,000, partially offset by a decrease in unrealized losses on securities of $2.2 million, net income of $2.5 million, release of ESOP shares of $291,000 and stock options and awards expense of $835,000.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Cash and Cash equivalents.  Cash and cash equivalents decreased by $6.8 million, as funds were invested in higher yielding securities.

BEACON FEDERAL BANCORP, INC.

Trading Account Assets.  Proceeds received from sale of trading account assets, which consisted of 30-year mortgages, were initially retained in cash and cash equivalents and later used to fund purchases of agency securities and originations of loans.

Securities.  Securities available for sale increased to $177.3 million at September 30, 2009 from $139.8 million at December 31, 2008.  The increase in securities available for sale reflected primarily the purchases of $65.5 million in excess of maturities of $33.8 million.  Securities held to maturity decreased $7.6 million to $15.7 million at September 30, 2009.

Loans, Net.  Net loans increased by $41.7 million, or 5.4%, to $812.4 million at September 30, 2009 from $770.7 million at December 31, 2008, reflecting strong business relationships maintained by our loan staff in their local markets.

Premises and Equipment, Net.  Premises and equipment, net increased primarily as a result of the Company entering into a $7.8 million capital lease for the new building constructed at 6611 Manlius Center Road, in East Syracuse, New York.

Other Assets.  Federal Home Loan Bank of New York stock decreased by $840,000 to $12.2 million at September 30, 2009 as a result of the Company’s lower level of FHLB advances outstanding, which required redemption of the stock.  Accrued interest receivable decreased due primarily to a lower yield on loans and timing of interest receipts, partially offset by a higher loan balance.

Deposits.  Deposits increased by $54.6 million, or 8.7%, to $681.0 million at September 30, 2009 from $626.4 million at December 31, 2008, due to the success of promotional efforts throughout the period to attract additional deposits.  Certificate of deposit accounts increased by $43.4 million and represented the largest dollar increase in our deposit accounts.  Savings accounts, checking accounts, money market accounts and non-interest bearing demand accounts increased by $2.2 million, $3.8 million, $3.0 million and $2.2 million, respectively.

Borrowings.  FHLB advances decreased by $12.5 million, or 5.7%, to $206.1 million at September 30, 2009 from $218.6 million at December 31, 2008.  Retail certificates of deposit were generally utilized to a greater degree during the quarter because the Company has limited ability to borrow additional amounts from the FHLB due to loan repayments, payoffs and downgrades of certain securities collateral.  The Company can utilize alternative sources of financing, including brokered deposits. Recently, the Company was approved to borrow amounts under the Borrower-in-Custody (“BIC “) program with the Federal Reserve Bank of New York.  The Company is presently reviewing its pledged collateral options and borrowing capacity under the BIC program.

Stockholders’ Equity.  Stockholders’ equity decreased by $1.4 million, or 1.3%, to $100.7 million at September 30, 2009 from $102.1 million at December 31, 2008.  The decrease reflected the repurchase of $8.2 million of common stock and cash dividends of $900,000, partially offset by a decrease in unrealized losses on securities of $2.2 million, net income of $2.5 million, release of ESOP shares of $291,000 and stock options and awards expense of $835,000.

As a result of the recent OTTI accounting guidance in FASB ASC 320-10, a cumulative effect adjustment of $1.9 million was recognized at March 31, 2009 to increase retained earnings and other comprehensive loss.  This adjustment had no net impact on total stockholders’ equity, but increased regulatory capital by $1.9 million.

BEACON FEDERAL BANCORP, INC.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Interest Income.  Interest income decreased by $544,000, or 3.7%, to $14.0 million for the three months ended September 30, 2009 from $14.5 million for the three months ended September 30, 2008.  The decrease resulted generally from lower average balances on securities and lower yields on securities and interest-earning deposits, which primarily consisted of the FHLB of New York daily time account.

Interest income on loans was $11.6 million for both the three months ended September 30, 2009 and 2008.  The effect of a higher average balance was offset by a lower average yield. The average balance on loans increased to $823.1 million for the three months ended September 30, 2009 from $768.9 million for the three months ended September 30, 2008, reflecting our continued emphasis on loan growth.  The average yield on loans declined 42 basis points to 5.59% for the three months ended September 30, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2009 period compared to the 2008 period.

Interest income on securities, including FHLB stock, decreased by $511,000, or 17.8%, to $2.4 million for the three months ended September 30, 2009 from $2.9 million for the three months ended September 30, 2008, reflecting a lower average balance of such securities (to $191.1 million from $198.9 million) as well as lower average yields on such securities to 4.94% from 5.76%.

Interest earned on interest-earning deposits at other financial institutions decreased to $8,000 for the three months ended September 30, 2009 from $37,000 for the same period a year ago, reflecting lower yields on such interest-earning assets, partially offset by higher average balances.

Interest Expense.  Interest expense decreased by $920,000, or 11.9%, to $6.8 million for the three months ended September 30, 2009 from $7.7 million for the three months ended September 30, 2008.  The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher balances of deposits.

Interest expense on deposits decreased by $724,000, or 16.0%, to $3.8 million for the three months ended September 30, 2009 from $4.5 million for the three months ended September 30, 2008, reflecting a lower average rate, partially offset by a higher average balance.   The average rate paid on such deposits decreased to 2.35% for the current quarter from 3.30% for the comparable period in 2008. The average balance of deposits increased to $641.3 million for the three months ended September 30, 2009 from $545.5 million for the three months ended September 30, 2008.

Interest expense on money market accounts decreased to $673,000 from $1.2 million, reflecting substantially lower average rates on such accounts (1.77% in the 2009 period compared to 3.16% in the 2008 period), and lower average balances on such accounts ($150.5 million compared to  $154.0 million).  Interest expense on certificates of deposit was $2.9 million for both the three months ended September 30, 2009 and 2008, due primarily to a higher average balances of such deposits ($374.7 million compared to $282.2 million offset by a lower average rate (3.10% compared to 4.07%). At September 30, 2009 and December 31, 2008, we had $59.4 million and $77.5 million, respectively, in brokered deposits.  Brokered deposits are highly susceptible to withdrawal at maturity if the rates we pay on such deposits are not competitive.

BEACON FEDERAL BANCORP, INC.

Interest expense on borrowings decreased to $3.0 million for the three months ended September 30, 2009 from $3.2 million for the three months ended September 30, 2008, due primarily to a lower average balance, partially offset by a higher average rate.  The average balance on borrowings decreased to $285.3 million for the three months ended September 30, 2009 from $304.2 million for the three months ended September 30, 2008. The interest rates paid on such borrowings increased to 4.20% from 4.04%.

Net Interest Income.  Net interest income increased by $376,000, or 5.5%, to $7.2 million for the three months ended September 30, 2009 from $6.8 million for the three months ended September 30, 2008.  The increase in net interest income was due to a higher interest rate spread and overall asset growth.  Our net interest rate spread increased to 2.47% for the September 2009 quarter from 2.33% for the September 2008 quarter and the net interest margin decreased to 2.76% from 2.79%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 70 basis points, while the yield on interest-earning assets declined by 56 basis points.

Net interest-earning assets decreased to $103.8 million for the three months ended September 30, 2009 from $121.6 million for the three months ended September 30, 2008.  The decline in net interest-earning assets was principally related to the realized and unrealized losses recognized on the Company’s securities portfolio in the past twelve months and, to a lesser extent, repurchase of common stock.

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

We recorded a provision for loan losses of $1.3 million for the three months ended September 30, 2009 compared to a provision for loan losses of $3.4 million for the three months ended September 30, 2008.  The provision for loan losses was lower as a result of a decline in net charge-offs, when compared to the same period a year ago and a decrease in nonperforming loans during the 2009 quarter versus an increase in nonperforming loans for the 2008 quarter.

Components of the provision for loan losses included a general allowance for each type of loan based on historical loan loss experience, and related qualitative adjustments to historical experience to reflect current probable and incurred losses, and the risks associated with increased commercial lending.

Net charge-offs were $264,000 for the three months ended September 30, 2009, compared to net charge-offs of $1.3 million for the three months ended September 30, 2008.  Nonperforming loans decreased by $700,000 to $12.9 million at September 30, 2009, compared to $13.6 million at June 30, 2009.  Nonperforming loans increased by $2.0 million to $5.9 million at September 30, 2008, compared to $3.9 million at June 30, 2008.

The allowance for loan losses was $15.3 million, or 1.86% of total loans at September 30, 2009 compared to $10.5 million, or 1.36%, of total loans at December 31, 2008.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of September 30, 2009.

BEACON FEDERAL BANCORP, INC.

Non-Interest Income.  Non-interest income increased to $1.4 million for the three months ended September 30, 2009 from $1.2 million for the three months ended September 30, 2008.   Commission and fee income for the three months ended September 30, 2009 and 2008 includes income from credit life and disability income of $162,000 and $199,000, respectively, due to a lower experience rate of claims filed by the Company’s customers.  Other non-interest income increased by $153,000 to $227,000 for the three months ended September 30, 2009, as a result of a higher level of loan servicing fees and other miscellaneous fee income.  The changes in the cash surrender value of the Company’s BOLI investment decreased by $58,000, when compared to the same period last year, due to a lower asset yield.  Gain on sale of loans increased by $152,000 as a result of a higher volume of loans sold in the secondary market.  The Company received $32.2 million from proceeds of loans sold for the three months ended September 30, 2009, compared to $10.3 million in the same prior period.

Non-Interest Expense.  Non-interest expense decreased by $8.8 million, or 63.4%, to $5.1 million for the three months ended September 30, 2009 from $13.9 million for the three months ended September 30, 2008.  The decrease reflected a substantially lower OTTI credit loss on securities.  The decline in non-interest expense was partially offset by higher FDIC premium expense, occupancy and equipment expense, provision for loss on servicing asset and other non-interest expense.

Salaries and employee benefits increased by $113,000 due primarily to the recognition of stock option and stock award expenses of $35,000 and $259,000, respectively, for the three months ended September 30, 2009, partially offset by lower accrued bonuses and ESOP expense.  There were no stock option or stock award expenses during the same quarter for 2008.  ESOP expense decreased since the Company decided to lower the number of shares committed to be released for 2009.  Occupancy and equipment expense increased due primarily to higher depreciation expense related to the Bank’s new headquarters and core processing system.

FDIC premium expense increased by $284,000 to $378,000 for the three months ended September 30, 2009 due primarily to growth of the Bank and a higher regular, risk-based assessment for all institutions, which considers the supervisory rating and certain financial ratios of each financial institution.

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

On September 29, 2009, the FDIC approved a proposed rule that would require each insured institution to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and years 2010, 2011 and 2012.  Such prepayment for the fourth quarter of 2009 and 2010 would be based upon the institution’s total base assessment rate at September 30, 2009.  The prepayment for years 2011 and 2012 would be based upon such rate plus three basis points.  The institution’s assessment base at September 30, 2009 would be increased quarterly at an estimated growth rate of 5% through 2012.

The prepayment of assessments does not preclude the FDIC from changing assessment rates or reviewing the risk-based assessment system in the future.  Management does not believe the proposed prepayment will have a material adverse effect on the Company’s liquidity position.

BEACON FEDERAL BANCORP, INC.

The Company recognized an OTTI loss of $192,000 on two collateralized mortgage obligations during the September 2009 quarter, compared to an OTTI loss of $10.0 million on FNMA and FHLMC preferred stock issues, one collateralized mortgage obligation and two trust preferred securities during the September 2008 quarter.  See Note 4 of Notes to Consolidated Financial Statements for further information regarding the impairment losses on securities.

In addition, an OTTI loss of $95,000 was recognized from a 40.2% reduction in value of the Company’s membership shares in the Members United Corporate Federal Credit Union (“Members United”).  The Company acquired these membership shares as a result of the merger with Marcy Federal Credit Union in December 2006.  The value of the Company’s membership shares was reduced to cover losses incurred by Members United due to substantial OTTI losses reported in this period.

The Company will continue to evaluate the membership shares for impairment and future losses by Members United could result in further impairments recognized by the Company.  At September 30, 2009, the Company’s investment in Members United amounted to $141,000.

Other non-interest expense increased by $159,000 to $902,000 for the three months ended September 30, 2009 as a result of primarily higher debit card and ATM related expenses.

Income Tax Expense.  The provision for income taxes was $856,000 for the three months ended September 30, 2009, compared to a tax benefit of $817,000 for the three months ended September 30, 2008.  The increase was due to a higher level of pre-tax income and effective tax rate.  Our effective tax rate was 38.0% for the three months ended September 30, 2009 compared to 8.8% on the pre-tax loss for the three months ended September 30, 2008.  The effective tax rate was primarily higher in 2009 due to the nondeductible OTTI loss on securities during the three months ended September 30, 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Interest Income.  Interest income decreased by $648,000, or 1.5%, to $41.4 million for the nine months ended September 30, 2009 from $42.1 million for the nine months ended September 30, 2008.  The decrease resulted generally from lower yields on interest-earning deposits, which primarily consisted of the FHLB of New York daily time account, and securities.

Interest income on loans was $34.3 million for both the nine months ended September 30, 2009 and 2008.  The effect of a higher average balance was offset by a lower average yield. The average balance on loans increased to $810.8 million for the nine months ended September 30, 2009 from $746.8 million for the nine months ended September 30, 2008, reflecting our continued emphasis on loan growth.  The average yield on loans declined 48 basis points to 5.66% for the nine months ended September 30, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2009 period compared to the 2008 period.

Interest income on securities, including FHLB stock, decreased by $345,000, or 4.7%, to $7.1 million for the nine months ended September 30, 2009 from $7.4 million for the nine months ended September 30, 2008, reflecting a lower average balance of such securities (to $178.1 million from $178.9 million) as well as lower average yields on such securities to 5.30% from 5.52%.

BEACON FEDERAL BANCORP, INC.

Interest on interest-earning deposits at other financial institutions decreased to $36,000 for the nine months ended September 30, 2009 from $342,000 for the same period a year ago, reflecting lower yields on such interest-earning assets, which consisted primarily of the FHLB daily time account, partially offset by higher average balances.

Interest Expense.  Interest expense decreased by $2.9 million, or 12.4%, to $20.6 million for the nine months ended September 30, 2009 from $23.5 million for the nine months ended September 30, 2008.  The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher balances of deposits.

Interest expense on deposits decreased by $2.2 million, or 15.6%, to $12.0 million for the nine months ended September 30, 2009 from $14.2 million for the nine months ended September 30, 2008, reflecting a lower average rate, partially offset by a higher average balance.  The average rate paid on such deposits decreased to 2.57% for the nine months ended September 30, 2009 from 3.62% for the comparable period in 2008. The average balance of deposits increased to $623.4 million for the nine months ended September 30, 2009 from $523.1 million for the nine months ended September 30, 2008.    Interest expense on money market accounts decreased to $2.3 million from $3.6 million, reflecting substantially lower average rates on such accounts (2.09% in the 2009 period compared to 3.52% in the 2008 period), partially offset by higher average balances on such accounts ($149.6 million compared to  $135.6 million).  Interest expense on certificates of deposit also decreased to $8.9 million for the nine months ended September 30, 2009 from $9.4 million for the nine months ended September 30, 2008, due primarily to a lower average rate (3.30% compared to 4.44%), partially offset by higher average balances of such deposits ($360.7 million compared to $281.8 million).  At September 30, 2009 and December 31, 2008, we had $59.4 million and $77.5 million, respectively, in brokered deposits.

Interest expense on borrowings decreased to $8.6 million for the nine months ended September 30, 2009 from $9.3 million for the nine months ended September 30, 2008.  The decrease was due primarily to a lower average rate.  The interest rates paid on such borrowings decreased to 4.06% from 4.25%.  The average rates decreased as a result of a lower rate environment and a greater weight of borrowings in reverse repurchase agreements, which rates were generally more attractive than FHLB advances with similar terms.

Net Interest Income.  Net interest income increased by $2.3 million, or 12.2%, to $20.9 million for the nine months ended September 30, 2009 from $18.6 million for the nine months ended September 30, 2008.  The increase in net interest income was due to a higher interest rate spread and overall asset growth.  Our net interest rate spread increased to 2.45% for the nine months ended September 30, 2009 from 2.13% for the nine months ended September 30, 2008 and the net interest margin increased to 2.76% from 2.64%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 81 basis points, while the yield on interest-earning assets declined by 49 basis points.

Net interest-earning assets decreased to $103.3 million for the nine months ended September 30, 2009 from $124.2 million for the nine months ended September 30, 2008.  The decline in net interest-earning assets was principally related to the realized and unrealized losses recognized on the Company’s securities portfolio in the past twelve months and, to a lesser extent, repurchase of common stock.

Provision for Loan Losses.  We recorded a provision for loan losses of $5.8 million for the nine months ended September 30, 2009 compared to a provision for loan losses of $5.9 million for the nine months ended September 30, 2008.  The provision for loan losses was slightly lower as a result of a decline in net charge-offs, substantially offset by a higher increase in nonperforming loans, when compared to the same period a year ago.

BEACON FEDERAL BANCORP, INC.

Net charge-offs were $1.0 million for the nine months ended September 30, 2009, compared to net charge-offs of $2.4 million for the nine months ended September 30, 2008.  Nonperforming loans increased by $8.2 million to $12.9 million at September 30, 2009, compared to $4.7 million at December 31, 2008.  Nonperforming loans increased by $5.0 million to $5.9 million at September 30, 2008, compared to $871,000 at December 31, 2007.

The allowance for loan losses was $15.3 million, or 1.86% of total loans at September 30, 2009 compared to $10.5 million, or 1.36%, of total loans at December 31, 2008.  We used the same methodology in assessing the allowances for both periods.

Non-Interest Income.  Non-interest income increased to $4.0 million for the nine months ended September 30, 2009 from $3.5 million for the nine months ended September 30, 2008.  Commission and fee income for the three months ended September 30, 2009 and 2008 includes income from credit life and disability income of $162,000 and $199,000, respectively, due to a lower experience rate of claims filed by the Company’s customers.   Other non-interest income increased by $392,000 to $634,000 for the nine months ended September 30, 2009, as a result of a higher level of loan servicing fees and other miscellaneous fee income.  The changes in the cash surrender value of the Company’s BOLI investment decreased by $221,000, when compared to the same period last year, due to a lower asset yield.  Gain on sale of loans increased by $441,000 to $539,000 for the nine months ended September 30, 2009 as a result of a higher volume of loans sold in the secondary market.  The Company received $84.7 million from proceeds of loans sold for the nine months ended September 30, 2009, compared to $24.9 million in the same prior period.  During the nine months ended September 30, 2008, the Bank recognized a gain of $129,000 as a result of a sale of its equity investment in Visa, Inc., acquired as part of the restructuring that resulted in Visa, Inc. issuing common stock to members of Visa U.S.A.   Service charges increased by $88,000 to $2.2 million for the nine months ended September 30, 2009, reflecting higher deposit-related fees.

Non-Interest Expense.  Non-interest expense decreased by $7.2 million, or 32.5%, to $15.1 million for the nine months ended September 30, 2009 from $22.3 million for the nine months ended September 30, 2008.  The decrease reflected a substantially lower OTTI credit loss on securities.  The decline in non-interest expense was partially offset by higher FDIC premium expense, salaries and employee benefits, occupancy and equipment expense, provision for loss on servicing asset and prepayment penalty on FHLB advances.

Salaries and employee benefits increased by $486,000 due primarily to the recognition of stock option and stock award expenses of $199,000 and $636,000, respectively, for the nine months ended September 30, 2009, partially offset by lower accrued bonuses and ESOP expense.  There were no stock option or award expenses during the same period for 2008.  ESOP expense decreased since the Company decided to lower the number of shares committed to be released for 2009.  Occupancy and equipment expense increased due primarily to higher depreciation expense related to the Bank’s new headquarters and core processing system.

FDIC premium expense increased by $1.1 million to $1.4 million for the nine months ended September 30, 2009 due primarily to the FDIC special assessment of $479,000, growth of the Bank, and a higher regular, risk-based assessment for all institutions, which considers the supervisory rating and certain financial ratios of each financial institution.

BEACON FEDERAL BANCORP, INC.

The Company recognized an OTTI loss of $1.1 million on three collateralized mortgage obligations and two trust preferred securities during the nine months ended September 30, 2009, compared to an OTTI loss of $10.0 million on FNMA and FHLMC preferred stock issues, one collateralized mortgage obligation and two trust preferred securities during the nine months ended September 30, 2008.  See Note 4 of Notes to Consolidated Financial Statements for further information regarding the impairment losses on securities.

In addition, an OTTI loss of $95,000 was recognized from a 40.2% reduction in value of the Company’s membership shares in the Members United Corporate Federal Credit Union (“Members United”).  The Company acquired these membership shares as a result of the merger with Marcy Federal Credit Union in December 2006.  The value of the Company’s membership shares was reduced to cover losses incurred by Members United due to substantial OTTI losses reported in this period.

The Company will continue to evaluate the membership shares for impairment and future losses by Members United could result in further impairments recognized by the Company.  At September 30, 2009, the Company’s investment in Members United amounted to $141,000.

During the nine months ended September 30, 2009, the Company recognized in non-interest expense a $241,000 prepayment penalty on $10.0 million of fixed-rate FHLB advances.  The prepayment penalty on FHLB advances was incurred to improve the Company’s net interest margin and allow short-term funding of anticipated growth in the near term.

Other non-interest expense increased by $45,000 to $2.4 million for the nine months ended September 30, 2009 as a result of primarily higher debit card and ATM related expenses, partially offset by the provision for losses of $69,000 on secondary market loan commitments and higher personnel recruitment costs incurred in the comparable September 2008 period.

Income Tax Expense.  The provision for income taxes was $1.5 million for the nine months ended September 30, 2009, compared to $513,000 for the nine months ended September 30, 2008.  The increase was due to a higher level of pre-tax income and effective tax rate.  Our effective tax rate was 37.1% for the nine months ended September 30, 2009 compared to 8.4% for the nine months ended September 30, 2008.  The effective tax rate was primarily higher in 2009 due to the nondeductible OTTI loss on securities during the nine months ended September 30, 2008.

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

	For the Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$823,122	$11,606	5.59%	$768,897	$11,610	6.01%
Securities	178,656	2,178	4.84	184,829	2,653	5.71
FHLB stock	12,394	175	5.60	14,090	211	5.96
Interest-earning deposits	16,312	8	0.19	3,395	37	4.34
Total interest-earning assets	1,030,484	13,967	5.38	971,211	14,511	5.94
Non-interest-earning assets	32,515			21,497
Total assets	$1,062,999			$992,708

Interest-bearing liabilities:
Savings	$60,581	45	0.29	$62,338	84	0.54
Money market accounts	150,519	673	1.77	153,985	1,223	3.16
NOW accounts	55,538	154	1.10	46,972	333	2.82
Time accounts	374,677	2,929	3.10	282,182	2,885	4.07
Total deposits	641,315	3,801	2.35	545,477	4,525	3.30
FHLB advances	207,521	2,244	4.29	250,252	2,771	4.41
Reverse repurchase agreements	70,000	555	3.15	53,913	410	3.03
Lease obligation	7,800	186	9.46	-	-	-
Total interest-bearing liabilities	926,636	6,786	2.91	849,642	7,706	3.61

Non-interest-bearing deposits	31,841			28,641
Other non-interest-bearing liabilities	6,215			4,417
Total liabilities	964,692			882,700
Stockholders' equity	98,307			110,008
Total liabilities and equity	$1,062,999			$992,708

Net interest income		$7,181			$6,805

Net interest rate spread			2.47%			2.33%

Net interest-earning assets	$103,848			$121,569

Net interest margin			2.76%			2.79%

Average of interest-earning assets to
interest-bearing liabilities			111.21%			114.31%

BEACON FEDERAL BANCORP, INC.

	For the Nine Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$810,826	$34,333	5.66%	$746,782	$34,330	6.14%
Securities	165,462	6,612	5.34	165,789	6,797	5.48
FHLB stock	12,645	451	4.77	13,061	611	6.25
Interest-earning deposits	20,971	36	0.23	14,150	342	3.23
Total interest-earning assets	1,009,904	41,432	5.49	939,782	42,080	5.98
Non-interest-earning assets	29,815			19,450
Total assets	$1,039,719			$959,232

Interest-bearing liabilities:
Savings	$59,403	148	0.33	$61,225	262	0.57
Money market accounts	149,641	2,344	2.09	135,629	3,575	3.52
NOW accounts	53,680	565	1.41	44,454	986	2.96
Time accounts	360,694	8,916	3.30	281,753	9,358	4.44
Total deposits	623,418	11,973	2.57	523,061	14,181	3.62
FHLB advances	210,484	6,774	4.30	249,426	8,336	4.46
Reverse repurchase agreements	70,000	1,647	3.15	43,066	985	3.06
Lease obligation	2,657	186	9.36	-	-	-
Total interest-bearing liabilities	906,559	20,580	3.04	815,553	23,502	3.85

Non-interest-bearing deposits	31,720			27,545
Other non-interest-bearing liabilities	5,863			3,554
Total liabilities	944,142			846,652
Stockholders' equity	95,577			112,580
Total liabilities and equity	$1,039,719			$959,232

Net interest income		$20,852			$18,578

Net interest rate spread			2.45%			2.13%

Net interest-earning assets	$103,345			$124,229

Net interest margin			2.76%			2.64%

Average of interest-earning assets to
interest-bearing liabilities			111.40%			115.23%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the nine months ended September 30, 2009, our liquidity ratio averaged 13.0%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2009.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $11.5 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $177.3 million at September 30, 2009.  On that date, we had $206.1 million in advances outstanding and $1.7 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $12.6 million.

The Company can utilize alternative sources of financing, including brokered deposits. Recently, the Company was approved to borrow amounts under the Borrower-in-Custody (“BIC “) program with the Federal Reserve Bank of New York.  The Company is presently reviewing its pledged collateral options and borrowing capacity under the BIC program.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2009, we had $48.5 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $64.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2009 totaled $203.1 million, or 29.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the nine months ended September 30, 2009, we originated $263.1 million of loans, and during the nine months ended September 30, 2008, we originated $310.0 million of loans.  We purchased $65.5 million of securities during the nine months ended September 30, 2009, compared to $122.2 million for the nine months ended September 30, 2008.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $54.6 million for the nine months ended September 30, 2009 and a net increase in total deposits and securities sold under agreement to repurchase of $76.9 million and $50.0 million, respectively, for the nine months ended September 30, 2008.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Federal Home Loan Bank advances decreased by $12.5 million for the nine months ended September 30, 2009, compared to an increase of $15.0 million for the nine months ended September 30, 2008.  Federal Home Loan Bank advances have primarily been used to fund loan demand. At September 30, 2009, we had the ability to borrow up to $220.4 million from the Federal Home Loan Bank of New York.

BEACON FEDERAL BANCORP, INC.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At September 30, 2009 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2009 and December 31, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios for the Bank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30, 2009 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$84,463
Unrealized loss on securities as a result of
cumulative effect adjustment	1,866
Unrealized loss on AFS securities	4,142
Tier 1 (Core) Capital and Tangible Capital	90,471	8.38%	$16,193	1.50%
General valuation allowance 1)	10,068
Deduction for low-level recourse	(1,664)
Total Capital to risk-weighted
assets	$98,875	12.28%	$64,432	8.00%	$80,540	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$88,807	11.03%	$32,216	4.00%	$48,324	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$90,471	8.38%	$43,181	4.00%	$53,976	5.00%
1)  Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2008 (Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$76,634
Unrealized loss on AFS securities	8,251
Tier 1 (Core) Capital and Tangible Capital	84,885	8.20%	$15,528	1.50%
General valuation allowance 1)	9,018
Deduction for low-level recourse	(1,507)
Total Capital to risk-weighted
assets	$92,396	12.81%	$57,712	8.00%	$72,140	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$83,378	11.56%	$28,856	4.00%	$43,284	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$84,885	8.20%	$41,407	4.00%	$51,579	5.00%
1)  Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

Asset Quality

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at September 30, 2009, classified assets included substandard loans of $14.8 million and doubtful loans of $4.2 million.  Substandard loans and doubtful loans were $6.4 million and $700,000, respectively, at December 31, 2008.  As of September 30, 2009, we had $18.4 million of loans designated as special mention, compared to $19.8 million at December 31, 2008.

As of September 30, 2009, our largest borrower under the substandard asset category had loans secured by undeveloped land located in New York, with a principal balance of $3.0 million.  As of September 30, 2009, our largest doubtful loan was secured by a commercial property located in Upstate New York, with a principal balance of $1.9 million.  As of September 30, 2009, our largest loan designated as special mention was secured by a commercial property located in New Hampshire, with a principal balance of $3.4 million.

Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may and are likely to expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.

The contractual amount of financial instruments with off-balance-sheet risk was as follows:

	September 30, 2009		December 31, 2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in Thousands)
Commitments to make loans	$32,555	$15,899	$20,090	$7,829
Unused lines of credit	$7,023	$57,786	$6,296	$55,773
Range of fixed-rate commitments	3.25%-15.00%	-	4.49%-15.00%	-

The following instruments are considered financial guarantees under FASB Interpretation 45.  These instruments are carried at fair value.  The contract amount and fair value of these instruments were as follows:

	September 30, 2009		December 31, 2008
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in Thousands)
Standby letters of credit	$1,041	$-	$882	$-
Limited recourse obligations
related to loans sold	$1,664	$-	$1,507	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has agreements to sell residential loans up to $60.0 million to the FHLB of New York.  Approximately $48.6 million has been sold through September 30, 2009.  Under the agreement, the Bank has a maximum credit enhancement of $1.7 million at September 30, 2009.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

BEACON FEDERAL BANCORP, INC.

Recent Accounting Pronouncements

The following paragraphs summarize recent accounting guidance and references to the FASB ASC :
FASB ASC 810-10-65, “Consolidation,”  improves the relevance, comparability, and transparency of the financial information that an entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest or minority interest, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

FASB ASC 805-10-10, “Business Combinations,” improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding business combinations and its effects.

The recent accounting guidance in FASB ASC 805 and FASB ASC 810 was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.  At September 30, 2009, the Company did not have a noncontrolling interest.

FASB ASC 815-10-65, “Derivatives and Hedging,” requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting.  The recent disclosure guidance in FASB ASC 815 was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

The Bank adopted recent accounting guidance in FASB ASC 820-10, Fair Value Measurements and Disclosures,” for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, effective January 1, 2009.  The guidance did not have a material impact on the Company’s financial condition or results of operation.

Recent accounting guidance in FASB ASC 820-10 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly.  In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with FASB ASC 820-10.  This ASC does not apply to Level 1 inputs.  The guidance also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value.  The recent guidance included in FASB ASC 820-10 was early adopted, effective March 31, 2009, and did not have a material impact on the Company’s financial position or results of operation.

Recent accounting guidance in FASB ASC 320-10, “Investments-Debt and Equity Securities,” applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income.  This recent guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The recent accounting guidance in FASB ASC 320-10 was early adopted, effective March 31, 2009.

BEACON FEDERAL BANCORP, INC.

A cumulative effect adjustment of $1.9 million was recognized to retained earnings with the offset to other comprehensive loss.  The initial adoption of this guidance had no net impact on stockholders’ equity, but increased regulatory capital by $1.9 million.  During the three and nine months ended September 30, 2009, the Company recognized other-than-temporary impairment charges on debt securities of $192,000 and $1.2 million, respectively, in income related to credit losses on securities.

FASB ASC 825-20, “Financial Instruments,” requires public entities to disclose the fair values of financial instruments for interim reporting periods.  The Company adopted recent accounting guidance in this ASC as of June 30, 2009.

FASB ASC 805-20, “Identifiable Assets and Liabilities, and Any Noncontrolling Interest,” amends and clarifies application issues regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FASB ASC 805-20 is effective for business combinations that occur during the first annual reporting period beginning after December 15, 2008.  The recent accounting guidance in this ASC was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

FASB ASC 855-10, Subsequent Events,” establishes principles for accounting for and disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The recent accounting guidance in this ASC was adopted June 30, 2009 and did not have a material impact on the Company’s financial position or results of operation.

In June 2009, the FASB issued accounting guidance not yet incorporated in the FASB ASC which improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding a transfer of financial assets and its effects.  In addition, guidance was issued which improves financial reporting for companies involved with variable interest entities.  The Company is currently reviewing the related accounting guidance, which is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009.

In June 2009, the FASB issued exposure draft of Proposed ASU No. 1700-100, “Credit Quality of Financing Receivables and Allowance for Credit Losses.”  This proposed ASU would require enhanced disclosures about the allowance for credit losses and the credit quality of financing receivables, disaggregated by portfolio segment or class.  The Company is currently reviewing these disclosures, which would be effective beginning with the first interim or annual reporting period ending after December 15, 2009.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  When a quoted price in an active market for the identical liability is not available, fair value should be measured using the quoted price of an identical liability when traded as an asset; quoted prices for similar liabilities or similar liabilities when traded as assets; or another valuation technique such as the income or market approach.  If a restriction exists that presents the transfer of a liability, a separate adjustment related to the restriction is not required when estimating fair value.  ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The ASC was adopted, effective October 1, 2009, and did not have any material impact on the Company’s financial position or results of operation.

BEACON FEDERAL BANCORP, INC.

In August 2009, the FASB issued exposure draft of Proposed ASU No. 1710-100, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  This proposed ASU provides amendments that would require disclosure of the effect of reasonable possible alternative Level 3 inputs on fair value measurements; transfers in or out of level 1 and 2 inputs; and activity in Level 3 fair value measurements on a gross basis rather than net.  In addition, the proposed ASU would clarify existing disclosures related to the level of disaggregation and inputs and valuation techniques.  The Company is currently reviewing these disclosures.  The level 3 sensitivity disclosures would be effective for interim and annual reporting periods ending after March 15, 2010.  All other disclosures would be effective for interim and annual periods ending after December 15, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of interest rate risk at December 31, 2008.

ITEM 4T.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosures and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in timely alerting the material information to be included in the periodic SEC filings, because of the material weakness described below.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the entity’s internal control.

In recognizing the other-than-temporary impairment (OTTI) loss on certain securities for the quarter ended September 30, 2009, the Company misinterpreted certain data supplied by a third-party consultant in a report in recording the additional OTTI, which was later identified by the Company's independent registered public accounting firm. The OTTI loss was lowered and is correctly reflected in this Form 10-Q.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended September 30, 2009:

	ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
	Total Number	Average Price	Total Number of	Maximum Number
	of Shares	Paid per	Shares (or Units)	(or Approximate
	(or Units)	Share	Purchased as	Dollar Value) of
	Purchased	(or Unit)	Part of Publicly	Shares (or Units)
			Announced Plans	That May Yet Be
			or Programs	Purchased Under the
Period				Plans or Programs)

July 1, 2009 through
July 31, 2009	-	$-	-	211,810
August 1, 2009 through
August 31, 2009	88,407	$9.32	88,407	123,403
September 1, 2009 through
September 30, 2009	9,728	$9.25	9,728	113,675
Total	98,135	$9.31	98,135

Item 3 - Defaults upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5 - Other Information.

None

BEACON FEDERAL BANCORP, INC.

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

BEACON FEDERAL BANCORP, INC. (Registrant)

DATE: November 12, 2009	By:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

By:	Lisa M. Jones
Lisa M. Jones, Vice-President and Principal Financial and Accounting Officer