Form 10-K
period 2009-12-31
Beacon Federal Bancorp, Inc.
filed 2010-03-19
CIK 1401573

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☐ NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐.

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

Large accelerated filer ☐    Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  YES ☐   NO ☒

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

As of March 12, 2010, 6,533,378 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price as reported on the Nasdaq Global Market on June 30, 2009, was $52.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders of the Registrant, which is intended to be filed within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III.

Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference into Part II.

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

PART I

ITEM 1.       BUSINESS

Beacon Federal Bancorp, Inc.

Beacon Federal Bancorp, Inc. (the “Company”) was incorporated in the State of Maryland in 2007.  We have not engaged in any significant business to date, other than owning all of the issued and outstanding stock of Beacon Federal, a federally chartered savings association that converted to a stock savings association in connection with our initial public offering of common stock in October 2007.  In the future, Beacon Federal Bancorp, Inc., as the holding company of Beacon Federal, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.  See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.  We currently have no understandings or agreements to acquire other financial institutions.  We may also borrow funds for reinvestment in Beacon Federal.

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

Our cash flow depends on earnings from the investment of the net proceeds from the offering that we retained, and any dividends we receive from Beacon Federal and shares repurchased.  Beacon Federal Bancorp, Inc. neither owns nor leases any property, but instead pays a fee to Beacon Federal for the use of its premises, equipment and furniture.  At the present time, we employ only persons who are officers of Beacon Federal to serve as officers of Beacon Federal Bancorp, Inc.  We do, however, use the support staff of Beacon Federal from time to time.  We pay a fee to Beacon Federal for the time devoted to Beacon Federal Bancorp, Inc. by employees of Beacon Federal.  However, these persons are not separately compensated by Beacon Federal Bancorp, Inc.  Beacon Federal Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Our executive offices are located at 6611 Manlius Center Road, East Syracuse, New York 13057.  Our telephone number at this address is (315) 433-0111. The Company also maintains a website at www.beaconfederal.com that includes important information on our Company, including a list of our products and services, branch locations, and current financial information.  In addition, we make available, without charge, through our website a link to our filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any.  Information on our website should not be considered a part of this annual report.

Beacon Federal

General

We are a federally chartered savings association headquartered in East Syracuse, New York.  We were organized in 1953 as the Carrier Employees Federal Credit Union, serving the employees of Carrier Corporation in Syracuse, New York. During the 1980s, we grew through mergers with a number of smaller credit unions operating at Carrier Corporation production facilities throughout the United States, including credit unions in Collierville, Tennessee; Tyler, Texas; and McMinnville, Tennessee.

In 1986, we changed our name to Beacon Federal Credit Union to enhance growth and diversify our membership by adding select employer groups. In the period through 1996, we added over 150 select employer groups to our membership. We also acquired by merger credit unions in Tyler, Texas; Syracuse, New York; and Concord, Massachusetts. As a result of these mergers, our total assets grew from $28 million in 1985 to over $133 million in 1996.

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

As a result of our acquisitions, we now serve a variety of market areas in economically diverse parts of the country. Moreover, since the completion of our acquisitions, we have expanded our lending and deposit-generating operations in these market areas, and we now maintain a substantial percentage of our operations outside of the upstate New York market area. The following table shows the loan (including loans held for sale and excluding allowance for loan losses) and deposit balances associated with each of our branch offices at December 31, 2009.

Branch	Total Loans	Total Deposits

	(In thousands)

Syracuse, NY*(1)	$614,788	$412,442
Smartt, TN	32,795	48,166
Tyler, TX	33,532	87,821
Chelmsford, MA	52,974	66,561
Smyrna, TN	70,121	18,347
Marcy, NY	21,524	38,370
Rome, NY	6,898	21,590
Total	$832,632	$693,297

*(1)           This includes corporate office, Manlius Center Road and Court Street Road.

 We intend to continue to seek to grow by acquisitions of other financial institutions, including credit unions, and branch additions and acquisitions to the extent attractive acquisition opportunities are available, and subject to regulatory constraints.

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

 Our principal business consists of originating one- to four-family residential mortgage loans, consumer loans, home equity loans, commercial real estate loans, multi-family mortgage loans and commercial business loans. These loans are originated from our corporate office in East Syracuse, New York, and from our seven full-service branch offices located in East Syracuse, Marcy and Rome, New York; Smartt and Smyrna, Tennessee; Tyler, Texas and Chelmsford, Massachusetts. All loans originated in our branch offices are centrally underwritten in our corporate office.

We attract retail deposits from the general public in the areas surrounding our main office and our branch offices.  We also utilize our internet website to generate loan applications and to attract retail deposits.  We retain in our portfolio all adjustable-rate loans that we originate as well as some fixed-rate one- to four-family residential mortgage loans.  While we also retain in our portfolio a portion of the long-term, fixed-rate one- to four-family residential mortgage loans that we originate, we also sell into the secondary mortgage market for interest risk management purposes.  We currently retain the servicing rights on all loans that we sell.

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

Market Area

We conduct operations from our corporate headquarters and seven retail branch offices located in New York, Massachusetts, Tennessee and Texas.  Our original office facility was located in East Syracuse, New York, which was formerly home to the headquarters of Carrier Corporation, a large industrial company specializing in heating and air conditioning equipment, which was our original sponsor company while operating as a credit union.  Two of the Tennessee branches are located in central Tennessee, one in Smyrna, a suburb of Nashville, and one in Smartt, a small town outside of McMinnville, Tennessee.  Two of our offices are the former offices of the Marcy Federal Credit Union, which was acquired in late 2006 and which is located in the Rome, New York area.  We operate a network of 23 free-standing ATMs in Onondaga and contiguous counties in New York and one ATM in Tennessee.  We are also a member of the Allpoint network, which provides our customers surcharge-free access to over 37,000 ATMs worldwide.  Our branch offices serve diverse market areas with different employment and economic characteristics.  Altogether, our office network provides us access to a relatively large population base for our products and services.

Our primary market area consists of the six counties in which we have our offices — Onondaga and Oneida Counties, New York, Middlesex County, Massachusetts, Rutherford and Warren Counties, Tennessee, and Smith County, Texas, and to a lesser extent contiguous counties.  The six counties had a total population of approximately 2.7 million in 2008.  Our corporate and branch offices in Onondaga County, New York are located in the Syracuse metropolitan area.  Onondaga County had a 2008 population of approximately 453,000, a median household income in 2008 of approximately $51,000, and a December 2009 unemployment rate of 7.6%.  Our Rome, New York offices are located in Oneida County, directly east of Onondaga County.  Oneida County had a 2008 population of approximately 232,000, a median household income in 2008 of approximately $45,000 and a December 2009 unemployment rate of 7.5%.  Onondaga County and Oneida County are both older, slow growth counties with urban populations in the larger cities (Syracuse, Rome and Utica, New York), and extensive rural areas.  Population growth in Onondaga and Oneida Counties was (1.2)% and (1.6)%, respectively, during the 2000 to 2008 period.  While traditionally manufacturing based, these two counties have experienced manufacturing job losses and a slow diversification of their economies over the past several decades.  The largest employers in Onondaga County include Upstate University Health System, Syracuse University, Wegmans Food Markets, Inc. and St. Joseph’s Hospital Health Center.  Currently, the largest private employer in Oneida County is the Turning Stone Casino Resort, which is a gambling enterprise of the Oneida Indian Nation of New York, and the largest private employer in Oneida County.

Our Chelmsford, Massachusetts office is located in Middlesex County, Massachusetts, which is near Boston.  Middlesex County had a 2008 population of approximately 1,482,000, a median household income in 2008 of approximately $78,000, and a December 2009 unemployment rate of 7.5%.  Population growth in Middlesex County was 1.1% from 2000 to 2008.  Middlesex County contains a relatively large, diversified economy, with higher incomes and educational characteristics typical of the Boston metropolitan area.

Our Smyrna, Tennessee office is located within the Nashville metropolitan area in Rutherford County.  Rutherford County had a 2008 population of approximately 249,000, a median household income in 2008 of approximately $54,000, and a December 2009 unemployment rate of 9.7%.  Rutherford County had population growth of 36.9% from 2000 to 2008.  The largest employers in Rutherford County include Nissan North American, Inc., Rutherford County Government, Middle Tennessee State University, Bridgestone/Firestone Inc., Ingram Book Company and the State Farm Insurance Company.

Our office in Smartt, Tennessee, is located in Warren County, which is approximately 50 miles southeast of Smyrna.  Warren County had a 2008 population of approximately 40,000, a median household income in 2008 of approximately $35,000, and a December 2009 unemployment rate of 12.7%.  Population growth in Warren County was 4.1% from 2000 to 2008.  Warren County is a rural market area with a single population center of McMinnville.  This market area has a small overall population base, and a large manufacturing component.  The largest employer in Warren County is Bridgestone, a tire manufacturer in the central Tennessee region.  Warren County also has a large employment base in the nursery and related industries.

Our Tyler, Texas office is located in Smith County.  Smith County had a 2008 population of approximately 201,000, a median household income in 2008 of approximately $47,000, and a December 2009 unemployment rate of 8.0%.  Population growth in Smith County was 15.2% from 2000 to 2008.  The Smith County market area contains a relatively large population center in the city of Tyler.  The Tyler economy includes a large health care industry and education-based employment at the University of Texas at Tyler, and also has a large manufacturing employment base.  Currently, the largest employers in Smith County include the Trinity Mother Frances Health Care Center, the East Texas Medical Center, Brookshire Grocery Company, Tyler Independent School District, Trane Company, Wal-Mart, Carrier Corporation and the University of Texas Health Center.

Competition

We face strong competition from other savings institutions, commercial banks, credit unions and finance companies in originating real estate and consumer loans and in attracting deposits.

We attract deposits through our branch office system.  Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in our market areas, as well as mutual funds, internet banking and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on branch deposit data provided by the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2009, our share of deposits was 7.37% in Warren County, Tennessee and 4.91% in Onondaga County, New York.  Our market share was less than 3.0% in all other counties in our market areas.

Lending Activities

Our principal lending activity is the origination of real estate mortgage loans to purchase or refinance one- to four-family residential real estate.  We also originate a significant number of home equity loans, indirect auto loans and other consumer loans, along with commercial business loans, commercial real estate loans and multi-family real estate mortgage loans.  At December 31, 2009, one- to four-family residential mortgage loans totaled $219.9 million, or 26.6% of our loan portfolio, consumer loans totaled $168.2 million, or 20.4% of our loan portfolio, home equity loans totaled $177.0 million, or 21.4% of our loan portfolio, commercial business loans totaled $101.0 million, or 12.2% of our loan portfolio, commercial real estate loans totaled $117.5 million, or 14.2% of our loan portfolio, construction loans totaled $19.4 million, or 2.3% of our loan portfolio, and multi-family real estate mortgage loans totaled $23.9 million, or 2.9% of our loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$219,863	26.6%	$218,233	28.1%	$212,812	29.9%	$120,615	22.3%	$81,991	18.2%
Multi-family	23,862	2.9	20,960	2.7	19,442	2.7	14,187	2.6	12,132	2.7
Commercial	117,499	14.2	98,889	12.7	76,697	10.8	61,526	11.4	44,897	10.0
Construction	19,392	2.3	19,068	2.5	8,690	1.2	5,286	1.0	4,474	1.0
Commercial business loans	101,022	12.2	86,165	11.1	70,181	9.9	51,017	9.5	32,312	7.1
Home equity	176,988	21.4	193,498	24.9	203,576	28.6	194,088	35.9	189,846	42.0
Consumer loans	168,189	20.4	139,696	18.0	119,992	16.9	93,312	17.3	86,017	19.0
Total loans	$826,815	100%	$776,509	100.0%	$711,390	100.0%	$540,031	100.0%	$451,669	100.0%

Other items:
Net deferred loan costs	4,877		4,732		4,430		2,258		1,916
Allowance for loan losses	(15,631)		(10,546)		(6,827)		(5,192)		(4,437)

Total loans, net	$816,061		$770,695		$708,993		$537,097		$449,148

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Multi-family Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Due During the Years Ending December 31,
2010	$7,096	6.32%	$2,911	5.43%	$17,102	3.42%	$2,914	5.40%
2011	2,921	6.21	1,508	6.99	—	—	—	—
2012	10,024	5.30	77	6.54	2,290	6.25	786	6.00
2013 to 2014	3,791	5.78	2,085	6.06	—	—	4,500	6.50
2015 to 2019	53,181	6.28	13,711	5.37	—	—	5,361	7.15
2020 to 2024	11,981	6.33	54,107	4.95	—	—	3,113	5.89
2025 and beyond	28,505	5.65	145,464	5.82	—	—	7,188	6.63

Total	$117,499	6.03%	$219,863	5.59%	$19,392	3.75%	$23,862	6.46%

	Commercial Business Loans		Consumer		Home Equity		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Due During the Years Ending December 31,
2010	$46,428	3.75%	$3,674	8.55%	$1,724	5.34%	$81,849	4.27%
2011	2,368	5.72	8,847	7.11	1,454	5.27	17,098	6.59
2012	7,195	6.51	18,244	6.86	1,814	5.42	40,430	6.30
2013 to 2014	11,605	6.07	88,862	6.34	18,149	4.79	128,992	6.08
2015 to 2019	26,048	6.18	43,232	6.54	80,088	5.28	221,621	5.92
2020 to 2024	5,084	6.84	3,494	7.97	41,267	6.27	119,046	5.74
2025 and beyond	2,294	6.72	1,836	6.76	32,492	6.90	217,779	6.01

Total	$101,022	5.11%	$168,189	6.58%	$176,988	5.76%	$826,815	5.81%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Commercial	$29,174	$81,229	$110,403
One- to four-family residential	173,121	43,831	216,952
Construction	2,290	—	2,290
Multi-family	12,238	8,710	20,948
Commercial business loans	43,967	10,627	54,594
Consumer	164,474	41	164,515
Home equity	139,264	36,000	175,264

Total loans	$564,528	$180,438	$744,966

One- to Four-Family Residential Mortgage Loans.  A substantial part of our lending is the origination of one- to four-family residential mortgage loans. At December 31, 2009, $219.9 million, or 26.6% of our total loan portfolio, consisted of these loans.  We offer residential mortgage loans that conform to Freddie Mac underwriting standards (conforming loans) and non-conforming loans.  Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million.

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

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%.  We require private mortgage insurance for all loans with loan-to-value ratios in excess of 80%, except we will waive private mortgage insurance on loans with a loan-to-value ratio up to 90% for borrowers who agree to an extra 25 basis points on their loan rate.  In addition, we will originate loans with a combined loan-to-value ratio of 95%, based on an 80% loan-to-value first lien and a 15% loan-to-value home equity loan. As of December 31, 2009, $51.3 million, or 23.3%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages.  Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer-term fixed-rate residential mortgage loans or we may sell all or a portion of such loans in the secondary mortgage market to government sponsored entities, including Federal Home Loan Bank of New York and  Freddie Mac, or other purchasers. We currently retain the servicing rights on all loans sold in order to generate fee income and reinforce our commitment to customer service.  For the year ended December 31, 2009, we received servicing fees of $853,000.  As of December 31, 2009, the principal balance of loans serviced for others totaled $125.0 million.

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

Multi-Family Residential Mortgage Loans. Loans secured by multi-family residential real estate totaled $23.9 million, or 2.9% of our total loan portfolio, at December 31, 2009.  Multi-family real estate mortgage loans generally are secured by multi-family rental properties, such as apartment buildings.  At December 31, 2009, we had 40 multi-family residential mortgage loans with an average loan balance of approximately $597,000.  The majority of these loans have adjustable interest rates.

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

Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.  At December 31, 2009, our largest multi-family residential mortgage loan had an outstanding balance of $4.5 million and was secured by a seven unit condominium building.  The loan is currently performing in accordance with its terms.

Commercial Real Estate Loans.  We originate commercial real estate loans secured primarily by office buildings. As of December 31, 2009, we had one commercial real estate loan participation.  Loans secured by commercial real estate totaled $117.5 million, or 14.2% of our total loan portfolio, at December 31, 2009, and consisted of 155 loans outstanding with an average loan balance of approximately $758,000, although there are a large number of loans with balances substantially greater than this average.  A majority of our commercial real estate loans are secured by properties located in upstate New York and in the Nashville, Tennessee area.

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

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans.  Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.  At December 31, 2009, our largest commercial real estate loan had an outstanding balance of $5.4 million, was secured by properties located in East Syracuse, NY, and was performing in accordance with its terms.

Construction Loans.  We originate a limited number of construction loans for the purchase of developed lots and raw land and for the construction of single-family residences.  Construction loans are offered to individuals for the construction of their personal residences (owner-occupied), and to qualified developers.  At December 31, 2009, construction loans totaled $19.4 million, or 2.3% of total loans.  At December 31, 2009, the commitment to advance additional portions of these construction loans totaled $4.2 million.

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

Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes.  The terms of these loans generally range from less than one year to a maximum of ten years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index such as the prime rate or 90-day LIBOR rate.  At December 31, 2009, we had 395 commercial loans outstanding with an aggregate balance of $101.0 million, or 12.2% of our total loans.  As of December 31, 2009, the average commercial business loan balance was approximately $255,000, although there are a large number of loans with balances substantially greater than this average. At December 31, 2009, we had $26.3 million in unsecured commercial business loans. Substantially all of our commercial business loans are made to borrowers located in upstate New York and the Nashville, Tennessee area.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the applicant to determine character and capacity to manage.  Personal guarantees of the principals are usually obtained.  In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan.  Credit agency reports of the applicant’s credit history supplement our analysis of the applicant’s creditworthiness.  We may also check with other banks and conduct trade investigations.  Collateral supporting a secured transaction is analyzed to determine its marketability.  Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.  Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships.  At December 31, 2009, our largest commercial business loan was made to a borrower located in East Syracuse, NY.  This loan had an outstanding balance of $8.0 million and is currently performing in accordance with its terms.

Home Equity Loans.  We offer home equity loans, which are primarily secured by first or second mortgages on one- to four-family residences. At December 31, 2009, home equity loans totaled $177.0 million, or 21.4% of total loans. Additionally, at December 31, 2009, our home equity lines of credit committed to be advanced totaled $38.2 million.  We offer home equity loan products, including both installment loans and revolving credit loans.

The underwriting standards for home equity loans include a title review, a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  The combined loan-to-value ratio (first and second mortgage liens) for home equity loans can be as high as 95%.  A home equity loan originated along with a home purchase loan requires the borrower to pay closing costs. Home equity loans are offered with both fixed and variable interest rates, and installment fixed home equity loans have repayment terms of up to 20 years.  At December 31, 2009, our largest home equity loan had an outstanding balance of $1.8 million, and was performing in accordance with its terms.

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

Consumer Loans. As a former credit union, we have traditionally originated a large volume of consumer loans, primarily direct automobile loans. In March 2006, we began to originate indirect automobile loans and we have established relationships with a number of automobile dealers in Central New York. While direct automobile loans as a percentage of our total loans have decreased in recent years and are expected to continue to decrease, indirect automobile loans are expected to increase as a percentage of our total loans.  For new automobiles, our lending policy provides that the amount financed can be up to 100% of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges).  For used automobiles, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered on automobile loans are generally the same for new and late-model used automobiles.  Full insurance coverage must be maintained on the financed vehicle, and Beacon Federal must be named loss payee on the policy.  At December 31, 2009, we had $143.2 million of automobile loans, which amounted to 17.4% of our total loans. At December 31, 2009, indirect automobile loans totaled $111.6 million.

We offer a variety of other consumer loans, principally to customers with acceptable credit ratings residing in our primary market area. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans and boat loans.  Other consumer loans totaled $25.0 million, or 3.0% of our total loans at December 31, 2009. Unsecured personal loans totaled $7.2 million at December 31, 2009.

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

Loan Originations, Purchases, Sales, Participations and Servicing.  Lending activities are conducted primarily by our loan personnel operating at our corporate and branch office locations.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates.  Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  Most of our commercial real estate, multi-family real estate and commercial business loans are generated by referrals from accountants and other professional contacts.  Most of our one- to four-family residential mortgage loan, consumer loan and home equity loan originations are generated by referrals from brokers, loan originators, walk-in business, our internet website, and from automobile dealers participating in our indirect auto loan program.  We also advertise extensively throughout our market areas.

We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors.  We sold $90.9 million of residential mortgage loans (all fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2009. We had $940,000 in loans held for sale in the secondary market at December 31, 2009.

At December 31, 2009, we were servicing loans owned by others with a principal balance of $125.0 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

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

Non-Performing and Problem Assets

When a loan is 15 days past due, we send the borrower a delinquency notice.  When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and we attempt to contact the borrower directly to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date.  If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter.  By the 90th day of delinquency, we will send the borrower a final demand for payment and we may recommend foreclosure.  Any of our officers can accelerate these time frames in consultation with certain of our executive officers.  A summary report of all loans 30 days or more past due is provided to the Board of Directors of Beacon Federal monthly.

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

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At December 31, 2009, we had one troubled debt restructuring of $3.0 million which is included in non-accrual loans.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Construction	$510	$—	$—	$—	$—
Multi-family	3,753	607	—	—	—
Commercial	5,763	2,439	—	—	—
One- to four-family residential	1,151	179	84	—	23
Commercial business loans	710	486	—	—	652
Consumer loans	2	—	—	—	17
Home equity	172	—	52	—	—
Total non-accrual loans	12,061	3,711	136	—	692

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial		788	—	—	—
Multifamily		—	619	—	—
One- to four-family residential	101	—	96	4	—
Commercial business loans	669	177	—	—	—
Consumer loans		10	20	—	—
Home equity	57	—	—	—	44

Total loans greater than 90 days delinquent and still accruing	827	975	735	4	44

Impaired commercial business loans	—	—	222	—	—
Total non-performing loans	12,888	4,686	1,093	4	736

Foreclosed and repossessed assets:
Real estate:
Home Equity	37	61	—	—	—
Commercial	710	—	108	869	—
Home Equity	—	—	87	—	—
One- to four-family residential	—	—	—	25	—
Repossessed assets	50	88	124	58	174
Total foreclosed and repossessed assets	797	149	319	952	174

Total non-performing assets	$13,685	$4,835	$1,412	$956	$910

Ratios:
Non-performing loans to total loans	1.56%	0.60%	0.15%	—%	0.16%
Non-performing assets to total assets	1.28%	0.47%	0.16%	0.16%	0.18%

At December 31, 2009, Beacon Federal had no loans that were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

Interest income that would have been recorded for the year ended December 31, 2009, had nonaccruing loans been current according to their original terms amounted to $328,000.  Interest of $219,000 was recognized on these loans and is included in net income for the year ended December 31, 2009.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2009
Real estate loans:
Construction	—	$—	1	$510	1	$510
Commercial	—	—	7	5,763	7	5,763
One- to four-family residential	—	—	5	1,252	5	1,252
Multi-family	2	734	6	3,753	8	4,487
Commercial business loans	6	1,242	8	1,379	14	2,621
Consumer loans	7	30	1	2	8	32
Home equity	2	75	6	229	8	304
Total	17	$2,081	34	$12,888	51	$14,969

At December 31, 2008
Real estate loans:
Commercial	4	$2,417	3	$3,227	7	$5,644
One- to four-family residential	—	—	2	179	2	179
Multi-family	1	2,418	1	607	2	3,025
Commercial business loans	3	724	3	663	6	1,387
Consumer loans	13	103	1	10	14	113
Home equity	7	286	—	—	7	286
Total	28	$5,948	10	$4,686	38	$10,634

At December 31, 2007
Real estate loans:
One- to four-family residential	1	$45	2	$180	3	$225
Multi-family	—	—	1	619	1	619
Commercial business loans	1	68	—	—	1	68
Consumer loans	6	76	1	20	7	96
Home equity	1	77	1	52	2	129
Total	9	$266	5	$871	14	$1,137

At December 31, 2006
Real estate loans:
One- to four-family residential	2	$47	1	$4	3	$51
Construction	1	150	—	—	1	150
Consumer loans	4	61	—	—	4	61
Home equity	2	67	—	—	2	67
Total	9	$325	1	$4	10	$329

At December 31, 2005
Real estate loans:
One- to four-family residential	3	$81	1	$23	4	$104
Commercial business loans	—	—	2	652	2	652
Consumer loans	11	57	11	17	22	74
Home equity	—	—	1	44	1	44
Total	14	$138	15	$736	29	$874

Foreclosed and Repossessed Assets.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold.  When property is acquired it is recorded at the lower of cost or estimated fair value at the date of foreclosure, establishing a new cost basis.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2009, we had $747,000 in foreclosed real estate and $50,000 in repossessed assets.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2009, we had $16.7 million of assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the OTS, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2009, classified assets consisted of substandard assets of $13.5 million, doubtful assets of $2.4 million and no loss assets.  As of December 31, 2009, our largest substandard asset was secured by first mortgage lien on undeveloped land, with a principal balance of $3.0 million.

Allowance for Loan Losses

We provide for loan losses based on the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles.  The allowance for loan losses consists of two components:

(1)
specific allowances established for any impaired loans for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows or loans otherwise adversely classified; and

(2)
general allowances for loan losses for each loan type based on the historical loan loss experience for the last four years, including adjustments to historical loss experience, maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

●	changes in lending policies and procedures, including underwriting standards;

●	changes in collection, charge-off and recovery practices;

●	changes in the nature and volume of the loan portfolio;

●	changes in the experience, ability, and depth of lending management;

●	changes in the volume and severity of past due loans, non-accrual loans, troubled debt restructurings, and adversely classified loans;

●	changes in the value of underlying collateral for collateral-dependent loans;

●	the existence and effect of any concentrations of credit and changes in the level of such concentrations;

●	changes in current, national and local economic and business conditions; and

●	the effect of other external factors such as competition and legal and regulatory requirements.

We evaluate the allowance for loan losses based upon the combined total of the specific and general components.  Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase.  In contrast, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

We originate one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%.  We require private mortgage insurance for all loans with loan-to-value ratios in excess of 80%, except we will waive private mortgage insurance on loans with a loan-to-value ratio up to 90% for borrowers who agree to an extra 25 basis points on their loan rate.  In addition, we will originate loans with a combined loan-to-value ratio of 95%, based on an 80% loan-to-value first lien and a 15% loan-to-value home equity loan. As of December 31, 2009, $51.3 million, or 23.3%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.  These loans are reviewed on a regular basis by management to determine whether any probable losses exist, if any, as a result of declines in collateral value.

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

There were no changes in our non-accrual or charge-off policies during 2009.  Interest income on mortgage and commercial loans is discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in process of collection.  Accrued interest income on consumer loans are typically charged off no later than 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not received for loans placed on non-accrual, is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 120 days delinquent.  We do not presently originate any loans with terms that allow for minimum payments less than the interest accrued on the loan.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$10,546	$6,827	$5,192	$4,437	$3,454

Charge-offs:
Real estate loans:
Construction	—	(138)	—	—	—
Commercial	(1,179)	(277)	(108)	—	—
One- to four-family residential	(39)	(40)	(15)	—	—
Multifamily	—	—	—	(32)	—
Commercial business loans	(132)	(3,806)	(277)	(560)	—
Consumer loans	(1,737)	(1,098)	(504)	(409)	(590)
Home equity	(123)	(63)	(68)	(2)	(96)
Total charge-offs	(3,210)	(5,422)	(972)	(1,003)	(686)

Recoveries:
Real estate loans:
Multifamily	—	—	—	—	—
Commercial business loans	8	4	—	355	393
Consumer loans	580	280	293	331	51
Home equity	12	—	10	6	—
Total recoveries	600	284	303	692	444

Net charge-offs	(2,610)	(5,138)	(669)	(311)	(242)
Provision for loan losses	7,695	8,857	2,304	1,066	1,225

Balance at end of year	$15,631	$10,546	$6,827	$5,192	$4,437

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.32%	1.40%	0.11%	0.06%	0.06%
Allowance for loan losses to non-performing loans at end of year	121.28%	225.05%	624.61%	NM	NM
Allowance for loan losses to total loans at end of year	1.89%	1.36%	0.96%	0.96%	0.98%

NM-Not meaningful.

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009		2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
			(Dollars in thousands)

Real estate loans:
One- to four-family residential	$1,545	26.6%	$1,157	28.1%	$190	29.9%
Multi-family	1,495	2.9	369	2.7	200	2.7
Commercial	4,949	14.2	2,162	12.7	1,444	10.8
Construction	110	2.3	—	2.5	—	1.2
Commercial business loans	4,201	12.2	3,549	11.1	2,597	9.9
Home equity	541	21.4	987	24.9	970	28.6
Consumer loans	2,790	20.4	2,322	18.0	1,426	16.9
Total	$15,631	100%	$10,546	100.0%	$6,827	100.0%

	At December 31,
	2006		2005
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$896	22.3%	$827	18.2%
Multi-family	431	2.6	223	2.7
Commercial	703	11.4	680	10.0
Construction	34	1.0	15	1.0
Commercial business loans	340	9.5	605	7.1
Home equity	433	35.9	788	42.0
Consumer loans	2,355	17.3	1,299	19.0
Total	$5,192	100.0%	$4,437	100.0%

Investments

The asset/liability management committee, consisting of Beacon Federal’s President and Chief Executive Officer, Senior Vice President and Principal Financial Officer, two members of its Board of Directors and one additional officer of Beacon Federal, has primary responsibility for establishing and overseeing Beacon Federal’s investment policy, subject to oversight by our entire Board of Directors.  Authority to make investments under approved guidelines is delegated to the President and Chief Executive Officer and his designated investment officers. These officers are authorized to execute investment transactions up to $10 million per transaction with the prior approval of the committee. All investment transactions are reported to the Board of Directors for ratification at the next regular board meeting.

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

Our current investment policy does not permit investment in common stock of government agencies and government sponsored enterprises or in equity securities, other than our required investment in the capital stock of the Federal Home Loan Bank of New York.  As a federal savings association, Beacon Federal is not permitted to invest in equity securities.  This general restriction does not apply to Beacon Federal Bancorp, Inc.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost.

Our securities portfolio at December 31, 2009, consisted of $46.1 million of mortgage-backed securities issued or guaranteed by the United States Government or United States Government-sponsored enterprises, $79.6 million of United States Government Agency collateralized mortgage obligations, $25.0 million of “private label” collateralized mortgage obligations, $26.1 million of debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises, and $5.0 million of pooled trust preferred securities.

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

Other-Than-Temporary Impairment (“OTTI”) Losses.  We review securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other-than-temporarily impaired.  If a decline in the fair value of equity securities is determined to be other-than-temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge in the amount of the decline, net of tax effect, against our current income.  If a decline in the fair value of debt securities is determined to be other-than-temporary, we are required to reduce the carrying amount of the debt security to its fair value and record a non-cash impairment charge to earnings for the portion of decline due to credit loss, with the remaining decline charged directly to other comprehensive income.  For the year ended December 31, 2009, we recorded an aggregate impairment charge to earnings of $1.7 million on four collateralized mortgage obligations and two trust preferred securities.

Investment Securities Portfolio.  The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
Mortgage-backed securities:
Freddie Mac	$1,091	$1,101	$1,566	$1,547	$2,701	$2,658
Ginnie Mae	3	3	3	3	4	4
Fannie Mae	3,756	3,862	4,722	4,747	5,509	5,429
Collateralized mortgage obligations	9,711	9,534	17,024	15,658	21,274	20,941
Total	$14,561	$14,500	$23,315	$21,955	$29,488	$29,032

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Agencies	$26,002	$25,972	$3,000	$3,003	$16,000	$16,081
Treasuries	100	101	100	103	150	151
Agency preferred stock	—	—	—	—	5,650	5,785
Pooled trust preferred securities	12,755	5,012	12,318	4,783	14,523	14,524
Mortgage-backed securities	39,629	41,253	47,508	48,642	9,715	9,825
Collateralized mortgage obligations	97,754	94,900	90,627	83,272	47,370	46,493
Total	$176,240	$167,238	$153,553	$139,803	$93,408	$92,859

Investment Securities Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the repricing characteristics, or the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
Mortgage-backed securities	$—	—%	$358	4.5%	$710	4.50%	$3,782	4.62%	$4,850	$4,966	4.59%
Collateralized mortgage obligations	—	—%	—	—%	2,302	6.07%	7,409	4.85%	9,711	9,534	5.14%
Total:	$—	—%	$358	4.5%	$3,012	5.07%	$11,191	4.77%	$14,561	$14,500	4.96%

Securities available for sale:
Treasuries	100	2.38%	—	—%	—	—%	—	—%	100	101	2.38%
Agencies	—	—	11,005	2.66	9,997	2.50	5,000	4.00	26,002	25,972	2.86
Pooled trust preferred	—	—	—	—	—	—	12,755	0.99	12,755	5,012	0.99
Mortgage-backed securities	—	—	—	—	5,628	4.30	34,001	5.14	39,629	41,253	5.02
Collateralized mortgage obligations	—	—%	1,406	5.50%	9,222	3.87%	87,126	5.14%	97,754	94,900	5.03%
Total	$100	2.38%	$12,411	2.98%	$24,847	3.42%	$138,882	4.72%	$176,240	$167,238	4.41%

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

Deposits.  We generate deposits primarily from the areas in which our branch offices are located.  We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of savings accounts, health savings accounts, certificates of deposit, NOW accounts, money market accounts, non-interest bearing checking accounts and individual retirement accounts.  We accept brokered deposits and at December 31, 2009, we had $62.7 million in brokered deposits compared to $77.5 million a year ago. Brokered deposits represent an alternative and immediate source of funds and currently bear a lower interest rate than local, retail deposits. Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.  Included in brokered deposits are Certificate of Deposit Account Registry Service (“CDARS”) deposits which amounted to $12.1 million at December 31, 2009.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2009, we had a total of $393.6 million in certificates of deposit, of which $242.0 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2009			2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Noninterest-bearing checking	$32,292	4.6%	—%	$30,496	4.9%	—%	$24,611	4.8%	—%
Interest bearing checking	51,824	7.5	0.61	50,339	8.0	2.4	38,472	7.5	4.0
Savings accounts	59,868	8.6	0.28	56,734	9.1	0.4	59,989	11.7	1.0
Money market accounts	155,740	22.5	1.41	147,268	23.5	3.0	128,258	24.9	4.4
Certificates of deposit	393,573	56.8	2.74	341,630	54.5	3.7	263,158	51.1	4.9

Total deposits	$693,297	100.0%	1.72%	$626,467	100.0%	3.0%	$514,488	100.0%	4.0%

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $136.8 million.  The following table sets forth the maturity of those certificates as of December 31, 2009.

Maturity Period	At December 31, 2009
(In thousands)

Three months or less	$25,343
Over three months through six months	31,730
Over six months through one year	42,950
Over one year to three years	31,118
Over three years	5,668

Total	$136,809

The following table sets forth the amount and maturities of time deposits at December 31, 2009.

	Amount Due in
	2010 One Year or Less	2011 1-2 Years	2012 2-3 Years	2013 3-4 Years	2014 4-5 Years	Total
	(In thousands)
Interest Rate
Less than 2.00%	$66,812	$9,536	$—	$—	$—	$76,348
2.00% - 2.99%	97,014	36,418	25,838	1,884	159	161,313
3.00% - 3.99%	57,951	13,546	6,976	22,972	18,916	120,361
4.00% - 4.99%	17,107	9,726	3,782	1,857	—	32,472
5.00% - 5.99%	3,079	—	—	—	—	3,079

Total	$241,963	$69,226	$36,596	$26,713	$19,075	$393,573

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)

Interest Rate
Less than 2.00%	$76,348	$576	$—
2.00% - 2.99%	161,313	21,948	66
3.00% - 3.99%	120,361	236,718	20,529
4.00% - 4.99%	32,472	72,165	85,382
5.00% - 5.99%	3,079	10,223	157,181

Total	$393,573	$341,630	$263,158

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase.  At December 31, 2009, we had the ability to borrow up to an additional $44.1 million from the Federal Home Loan Bank of New York.  At December 31, 2009, we had callable advances from the Federal Home Loan Bank of New York of $100.0 million.  See “Liquidity and Capital Resources” for further discussion of borrowing capacity with the Federal Home Loan Bank of New York.  The following tables set forth information regarding balances and interest rates on all of our borrowings at the dates and for the years indicated.

FHLB of New York Advances:	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$191,094	$218,641	$226,815
Average balance during year	$207,487	$243,736	$130,944
Maximum outstanding at any month end	$218,641	$262,007	$226,815
Weighted average interest rate at end of year	4.22%	4.29%	4.62%
Average interest rate during year (1)	4.31%	4.44%	4.82%

(1)      The weighted average rate paid is based on the weighted-average balances determined on a monthly basis.

Securities Sold Under Agreements to Repurchase:	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$70,000	$70,000	$20,000
Average balance during year	$70,000	$49,836	$9,659
Maximum outstanding at any month end	$70,000	$70,000	$20,000
Weighted average interest rate at end of year	3.32%	3.15%	4.35%
Average interest rate during year (1)	3.21%	3.09%	4.23%

(1)      The weighted average rate paid is based on the weighted-average balances determined on a monthly basis.

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

Personnel

As of December 31, 2009, we had 127 full-time employees and 13 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that it has a good working relationship with our employees.

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

Any change in these laws or regulations, whether by the FDIC, the Federal Reserve, the OTS or Congress, could have a material adverse impact on Beacon Federal Bancorp, Inc., Beacon Federal and their operations.

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

Proposed Federal Legislation

                Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure described in this section.  A bill passed by the House would eliminate Beacon Federal’s current primary federal regulator, the OTS, by merging the OTS into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would authorize the Comptroller of the Currency to charter savings banks, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The House bill would also establish a Financial Stability Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  If the House bill is enacted, Beacon Federal Bancorp, Inc. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the OTS, and would become subject to the Federal Reserve’s regulations.

The Senate proposal would remove bank and bank holding company regulatory powers from the Board of Governors of the Federal Reserve System with respect to banks with assets of less than $50 billion, and merge the OTS into the Office of the Comptroller of the Currency.  Under this proposal, federal savings banks and savings and loan holding companies that were regulated by the OTS would become subject to supervision and regulation by the Office of the Comptroller of the Currency, while state-chartered banks, thrifts and their holding companies with assets below $50 billion would be regulated by the Federal Deposit Insurance Corporation.

Both the House bill and the Senate proposal would establish new government bureaucracies empowered to write consumer protection rules and, in certain cases, to conduct examinations and implement enforcement actions with respect thereto.  We believe the creation of such consumer protection bureaucracies will result in an increase in our compliance costs.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association.  In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2009, Beacon Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2009, Beacon Federal’s largest lending relationship with a single or related group of borrowers totaled $11.3 million, which represented 11.1% of unimpaired capital and surplus.  Therefore, Beacon Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act.  At December 31, 2009, Beacon Federal maintained approximately 105.51% of its portfolio assets in qualified thrift investments and met the QTL test in each of the prior twelve months.

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

Liquidity.  A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  We seek to maintain a ratio of 8% or greater of liquid assets and wholesale funding availability to total assets.  For the year ended December 31, 2009, our liquidity ratio averaged 12.70%.

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

Beacon Federal is in compliance with Regulation O.

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

Standards for Safety and Soundness.  Pursuant to the Federal Deposit Insurance Act, the OTS requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

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

Generally, the OTS is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OTS within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities in which the savings association will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association.  Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OTS, or the amount necessary to restore the savings association to adequately capitalized status.  This guarantee remains in place until the OTS notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OTS has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2009, Beacon Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts at Beacon Federal are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  Beacon Federal has opted to participate in one component of the FDIC’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the FDIC published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC issued a final rule that altered the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the FDIC first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits.  Additionally, on May 22, 2009, the FDIC issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits.  This special assessment resulted in an additional non-interest expense of $479,000 based on our assets and Tier 1 capital level as of June 30, 2009. In addition, the FDIC may assess additional special premiums in the future.

The FDIC has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, our prepayment amount was approximately $4.6 million.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2009, the FICO assessment was equal to 26 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System.  Beacon Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of New York, Beacon Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 5.0% of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.  As of December 31, 2009, Beacon Federal was in compliance with this requirement.

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

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act, governing uniformity in the disclosure of terms and conditions regarding interest and fees on new savings accounts; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Principal Financial and Accounting Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We expect to be required to include the attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting beginning with the year ending December 31, 2010.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2009, Beacon Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years.  At December 31, 2009, Beacon Federal had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Beacon Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Beacon Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

New York State Taxation.  Beacon Federal Bancorp, Inc. and Beacon Federal report income on a calendar year basis to New York State.  New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) a nominal minimum tax.  Entire net income is based on federal taxable income, subject to certain modifications.  Alternative entire net income is equal to entire net income without certain modifications.  Beacon Federal’s New York State tax returns for the years 2004 through 2006 have been audited.

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

The economic recession and disruptions in the financial markets have adversely affected, and may continue to adversely affect, our business and results of operations.

The financial services industry and the capital markets have been, and may continue to be, adversely affected by the economic recession and disruptions in the financial markets. These market disruptions were initially triggered by declines that impacted the value of subprime mortgages, which we do not originate or invest in, but spread to all mortgage and real estate asset classes and to nearly all asset classes, including equities. These market disruptions resulted in significant write-downs of asset values by financial institutions, causing many financial institutions to seek additional capital, merge with other financial institutions or, in some cases, go bankrupt.

Disruptions in the financial markets have also adversely affected, and may continue to adversely affect, the corporate bond and equity markets. Such disruptions have caused some lenders and institutional investors to reduce and, in some cases, cease to provide funding to certain borrowers, including other financial institutions. Increasingly volatile financial markets and reduced levels of business activity may continue to negatively impact Beacon Federal’s business, capital, liquidity, financial condition and results of operations.

Moreover, market and economic disruptions have affected, and may continue to affect, consumer confidence levels, consumer spending, personal bankruptcy rates, and levels of incurrence and default on consumer debt and home prices, among other factors, in certain of the markets in which we operate. Any of these factors, along with persistently high levels of unemployment, may result in a greater likelihood of reduced client interaction or elevated delinquencies on consumer and mortgage loans. This, in turn, could result in a higher level of loan losses and Beacon Federal’s allowances for loan losses, all of which could adversely affect Beacon Federal’s earnings.

In connection with significant government and central bank actions taken in late 2008 and in 2009, the U.S. economy began to see signs of stabilization in certain areas, and some early positive economic signs were observed in late 2009. Despite these positive signs, there remains significant uncertainty regarding the sustainability and pace of economic recovery, unemployment levels, the impact of the government’s unwinding of their extensive economic and market supports, which may accelerate in 2010, and Beacon Federal’s delinquency and loan loss trends.

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

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry.  Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009.  Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

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

The FDIC imposes an assessment against institutions for deposit insurance.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2009, the designated reserve ratio was 0.40% of estimated insured deposits at March 31, 2009.  On February 27, 2009, the FDIC issued a final rule that alters the way the FDIC calculates federal deposit insurance assessment rates. Under the rule, the FDIC first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges from 12 to 45 basis points, depending on the risk category of the institution.  The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the FDIC issued a final rule that imposes a special 5 basis point assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009, which was paid on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. This special assessment resulted in additional noninterest expense of $479,000 during 2009.

The FDIC has adopted a final rule pursuant to which all insured depository institutions prepaid their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our initial prepayment amount was approximately $4.6 million, of which $4.3 million existed at December 31, 2009.

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC insurance coverage for deposits to $250,000, which was further extended through December 31, 2013. The FDIC also took action to provide federal insurance coverage for newly-issued senior unsecured debt and noninterest-bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase our noninterest expense in 2010 and in future years as long as the increased premiums are in place.

Further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

During 2009 and 2008, we recognized other-than-temporary impairment credit losses of certain investment securities of $1.7 million and $10.8 million, respectively.  A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

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

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.  In 2009 we made a provision for loan losses of $7.7 million, compared to a provision of $8.9 million in 2008.  Our allowance for loan losses totaled $15.6 million at December 31, 2009 compared to $10.5 million at December 31, 2008.  While our allowance for loan losses was 1.89% of total loans at December 31, 2009, material additions to our allowance could materially decrease our net income, and there can be no assurance that our allowance for loan losses will be adequate, particularly in the current very weak economic environment.

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

At December 31, 2009, our home equity loans totaled $177.0 million, or 21.4% of our total loan portfolio.  Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans could be as high as 100%. At December 31, 2009, our consumer loans totaled $168.2 million, or 20.4% of our total loan portfolio, of which $143.2 million consisted of automobile loans, $17.8 million consisted of personal loans secured by other collateral, and $7.2 million consisted of unsecured personal loans.  Home equity loans and consumer loans generally have greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured.  In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for our loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

As a result of our large portfolio of home equity loans and consumer loans, it may become necessary to increase our provision for loan losses, which could reduce our profits.  In addition, in March 2006 we began originating indirect automobile loans by or through third parties, which present greater risk than our direct automobile loans.  At December 31, 2009, $111.6 million of our automobile loans were originated in this manner, and we expect to increase the origination of indirect automobile loans.  See “Item 1.  Business – Lending Activities – Consumer Loans” and “—Home Equity Loans.”

Our loan portfolio will have greater risk as we increase our commercial real estate and commercial business lending.

At December 31, 2009, our loan portfolio included $117.5 million of commercial real estate loans and $101.0 million of commercial business loans.  We have significantly increased our originations of these loans in recent years and we intend to continue to increase our origination of these loans. Our commercial real estate loans and our commercial business loans increased to 14.2% and 12.2%, respectively, of our loan portfolio at December 31, 2009 compared to10.0% and 7.1% of our total loan portfolio at December 31, 2005. These loans are considered to have greater credit risk than one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically depends on the successful operations and income stream of the borrowers’ business and the real estate securing the loan as collateral, which can be significantly affected by economic conditions.  In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

At December 31, 2009, the largest commercial real estate lending relationship consisted of loans totaling $11.3 million. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans” and “—Commercial Business Loans.”

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

Changes in interest rates also affect the current market value of our investment securities portfolio.  Generally, the value of interest-earning investment securities moves inversely with changes in interest rates.  At December 31, 2009, the fair value of our available-for-sale investment securities totaled $167.2 million.  Unrealized losses, net of taxes, on these available-for-sale securities totaled $5.5 million at December 31, 2009 and are reported as a separate component of equity.  Decreases in the fair value of securities available for sale in future periods would have an adverse effect on our equity.

We evaluate interest rate sensitivity by estimating the change in Beacon Federal’s net portfolio value over a range of interest rate scenarios.  Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  At December 31, 2009, in the event of an immediate 200 basis point increase in interest rates, the OTS model projects that we would experience a $21.8 million, or 25%, decrease in net portfolio value.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of Beacon Federal Bancorp, Inc.—Management of Market Risk.”

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

We have pursued a policy of growth through acquisitions over the years, particularly in view of the slow or flat population growth in our primary market area in upstate New York.  Since 1980, we have acquired a total of ten credit unions.  In the future, we will consider the possible acquisition of other banks, thrifts, credit unions and other financial services companies or branches to supplement internal growth.  Our efforts to acquire other financial institutions and financial service companies or branches may not be successful.  Numerous potential acquirors exist for most acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired.  In many cases, our competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction.  We also may not be the successful bidder in acquisition opportunities that we pursue due to the willingness or ability of other potential acquirors to propose a higher purchase price or more attractive terms and conditions than we are willing or able to propose.  We intend to continue to pursue acquisition opportunities in each of our market areas, although we currently have no understandings or agreements to acquire other financial institutions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS  Not applicable.

ITEM 2.     PROPERTIES

We operate from our corporate office in East Syracuse, New York, and from our eight full-service branches located in Syracuse, Marcy and Rome, New York; Smartt and Smyrna, Tennessee; Tyler, Texas; and Chelmsford, Massachusetts. The net book value of our premises, land and equipment was $12.6 million at December 31, 2009.  The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Location	Address	Leased or Owned	Year Acquired or Leased	Square Footage

Corporate Offices including full service branch	6611 Manlius Center Road East Syracuse, NY 13057	Leased (1)	2009	45,000
Full Service Branches:

Chelmsford	7 Summer Street Chelmsford, MA 01824	Leased (2)	2003	1,600
Marcy	9085 Old River Road Marcy, NY 13403	Owned	2006	4,000
Rome	230 South James Street Rome, NY 13440	Owned	2006	3,200
Syracuse	6311 Court Street Road East Syracuse, NY 13057	Owned	1985	14,000
Smartt	5428 Manchester Highway Morrison, TN 37357	Owned	1982	2,200
Smyrna	105 Threat Industrial Road Smyrna, TN 37167	Owned	2000	12,500
Tyler	1330 Old Omen Road Tyler, TX 75701	Owned	1993	4,500

(1)           Capital lease expires in June 2034.
(2)           Operating lease expires in July 2010.

ITEM 3.  LEGAL PROCEEDINGS

Beacon Federal Bancorp, Inc. and Beacon Federal are subject to various legal actions arising in the normal course of business.   At December 31, 2009, we were not involved in any legal proceedings that were material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2009, no matters were submitted to a vote of security holders of Beacon Federal Bancorp, Inc. through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information required by this item is incorporated by reference to our Annual Report to Shareholders which is attached as Exhibit 13 hereto. No equity securities were sold during the year ended December 31, 2009 that were not registered under the Securities Act.

(b)	Not Applicable.

(c)	Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference to our Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included in our Annual Report to Shareholders included as Exhibit 13 to this Form 10-K are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).CONTROLS AND PROCEDURES

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2009 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)           Changes in internal control.

As disclosed in the Company’s previously filed Form 10-Q for the period ended September 30, 2009, management had concluded that the Company had a material weakness in its internal control over the financial reporting for other-than-temporary impairment (“OTTI”) on certain securities.  Specifically, the Company did not have controls designed to ensure the information provided by a third-party consultant was being utilized properly in the Company’s model used to calculate OTTI.

By the end of the fourth quarter of 2009, all of the control enhancements related to accounting for OTTI that were put in place during the fourth quarter had operated effectively for a period of time sufficient to enable management to conclude that the material weakness had been remediated. These enhancements included an additional calculation that management uses to ensure the reasonableness of the information provided by the third-party consultant and an additional level of review of the OTTI calculations.

Management has concluded that as of December 31, 2009, these corrective actions have remediated the Company’s previously reported material weakness in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.      DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors”  of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Certain Related Persons” section of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to “Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are included in Exhibit 13 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at December 31, 2009 and 2008

(C)	Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

(D)	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2009 and 2008

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

(F)	Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

 None.

(b)            Not applicable

(c)            Not applicable

(a)(3)       Exhibits

3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc. (1)
3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
4	Form of Common Stock Certificate of Beacon Federal Bancorp, Inc. (1)
10.1	Employee Stock Ownership Plan (1)
10.2	Employment Agreement with Ross J. Prossner (2)

10.3	Employment Agreement with J. David Hammond (2)
10.4	Employment Agreement with Darren T. Crossett (2)
10.5	Form of Change in Control Agreement (2)
10.6	Beacon Federal Excess Benefit Plan (3)
10.7	Beacon Federal Annual Cash Incentive Plan (1)
10.8	Beacon Federal Supplemental Executive Retirement Plan (4)
10.9	Beacon Federal 2008 Equity Incentive Plan (5)
13	Annual Report to Stockholders
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File No. 333-143522), originally filed with the Securities and Exchange Commission on June 5, 2007.
(2)	Filed with the Securities and Exchange Commission on October 4, 2007 on Form 8K.
(3)	Filed with the Securities and Exchange Commission on October 31, 2008 on Form 8K.
(4)	Filed with the Securities and Exchange Commission on December 28, 2007 on Form 8K.
(5)
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

BEACON FEDERAL BANCORP, INC.

Date:	March 19, 2010	By:	/s/ Ross J. Prossner
Ross J. Prossner
Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Ross J. Prossner	President, Chief Executive
Ross J. Prossner	Officer and Director (Principal	March 19, 2010
Executive Officer)

/s/ Lisa M. Jones	Vice President and Principal	March 19, 2010
Lisa M. Jones	Financial and Accounting
Officer (Principal Financial and Accounting Officer)

/s/ Timothy P. Ahern	Chairman of the Board	March 19, 2010
Timothy P. Ahern

/s/ John W. Altmeyer	Director	March 19, 2009
John W. Altmeyer

/s/ Robert Berger	Director and Vice Chairman of the Board	March 19, 2010
Robert Berger

/s/ Edward H. Butler	Director	March 19, 2010
Edward H. Butler

/s/ Thomas Driscoll	Director	March 19, 2010
Thomas Driscoll

/s/ David R. Hill	Director	March 19, 2010
David R. Hill