Form 10-Q
period 2010-03-31
Beacon Federal Bancorp, Inc.
filed 2010-05-14
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to                                                         Commission file number 001-33713

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 10, 2010
Common Stock, par value $0.01 per share	6,533,378

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

BEACON FEDERAL BANCORP, INC.
PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)
Cash and cash equivalents - cash and due from financial institutions	$22,391	$12,993
Interest-bearing deposits in other financial institutions	170	170
Securities available for sale	166,618	167,238
Securities held to maturity (fair value of $13,695 and $14,500, respectively)	13,657	14,561
Loans held for sale	472	940
Loans, net of allowance for loan losses of $17,148 and $15,631, respectively	816,636	816,061
Federal Home Loan Bank ("FHLB") of New York stock	11,359	11,487
Premises and equipment, net	12,424	12,604
Accrued interest receivable	3,904	3,888
Foreclosed and repossessed assets	812	797
Bank-owned life insurance ("BOLI")	10,501	10,488
Other assets	14,362	15,670
Total assets	$1,073,306	$1,066,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$699,197	$693,297
Federal Home Loan Bank advances	188,902	191,094
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	3,499	3,511
Capital lease obligation	7,737	7,736
Total liabilities	969,335	965,638
Commitments and contingencies (Note 8)
Preferred stock, $.01 par value, 50,000,000 shares authorized;
none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,653,565 shares issued and 6,533,378 shares outstanding at
March 31, 2010 and December 31, 2009	74	74
Additional paid-in capital	73,345	73,156
Retained earnings-substantially restricted	48,012	47,021
Unearned Employee Stock Ownership Plan ("ESOP") shares	(3,819)	(3,997)
Accumulated other comprehensive loss, net	(4,108)	(5,462)
Treasury stock, 1,120,187 shares at March 31, 2010 at cost	(9,533)	(9,533)
Total stockholders' equity	103,971	101,259
Total liabilities and stockholders' equity	$1,073,306	$1,066,897

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income:	(Unaudited)
Loans, including fees	$11,612	$11,342
Securities	1,967	2,355
FHLB stock	167	99
Federal funds sold and other	5	16
Total interest income	13,751	13,812
Interest expense:
Deposits	3,178	4,247
FHLB advances	1,976	2,294
Securities sold under agreement to repurchase	668	543
Lease obligation	196	-
Total interest expense	6,018	7,084
Net interest income	7,733	6,728
Provision for loan losses	1,780	2,570
Net interest income after provision
for loan losses	5,953	4,158
Noninterest income:
Service charges	796	730
Commission and fee income	167	140
Change in cash surrender value of BOLI	13	32
Gain on sale of loans	113	163
Other-than-temporary impairment (OTTI) credit
loss on securities	(257)	(424)
Other	285	159
Total noninterest income	1,117	800
Noninterest expense:
Salaries and employee benefits	2,622	2,351
Occupancy and equipment	592	327
Advertising and marketing	111	121
Telephone, delivery and postage	180	192
Supplies	48	66
Audit and examination	200	122
FDIC premium expense	318	163
Other	942	949
Total noninterest expense	5,013	4,291
Income before income taxes	2,057	667
Income tax expense	763	231
Net income	$1,294	$436
Basic and diluted earnings per share	$0.21	$0.06

OTTI credit loss on securities:
Total OTTI loss on securities	$271	$444
Portion of OTTI loss recognized in other	-
comprehensive loss before income taxes	(14)	(20)
OTTI credit loss on securities	$257	$424

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Common Stock	$74	$74

Additional paid-in capital:
Balance at beginning of period	73,156	72,160
Earned ESOP shares	(18)	(37)
Amortization of stock-based compensation expense	207	240
Balance at end of period	73,345	72,363

Retained earnings:
Balance at beginning of period	47,021	44,701
Net income	1,294	436
Cash dividends, $.05 and $.04 per share, respectively	(303)	(274)
Balance at end of period	48,012	44,863

Unearned ESOP shares:
Balance at beginning of period	(3,997)	(4,733)
Earned ESOP shares	178	198
Balance at end of period	(3,819)	(4,535)

Accumulated other comprehensive loss, net:
Balance at beginning of period	(5,462)	(10,117)
Net change in unrealized gains (losses) on available for sale
securities, net of taxes of $908 and $11, respectively	1,362	(17)
OTTI non-credit related loss on securities for which a portion of the OTTI
has been recognized in income, net of taxes of $6 and $8, respectively	(8)	(12)
Balance at end of period	(4,108)	(10,146)
Treasury stock:
Balance at beginning of period	(9,533)	-
Repurchase of 383,116 shares of common stock	-	(3,042)
Balance at end of period	(9,533)	(3,042)
Total stockholders' equity	$103,971	$99,577

Comprehensive income:
Net income	$1,294	$436
Net change in unrealized gains (losses) on available for sale
securities, net of taxes of $908 and $11, respectively	1,362	(17)
OTTI non-credit related loss on securities for which a portion of the OTTI
has been recognized in income, net of taxes of $6 and $8, respectively	(8)	(12)
Comprehensive income	$2,648	$407

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:	(Unaudited)
Net income	$1,294	$436
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,780	2,570
Provision for loss on servicing assets	130	(34)
Depreciation and amortization	345	123
ESOP expense	160	161
Amortization of stock-based compensation expense	207	240
Amortization of net deferred loan costs	594	630
Net amortization of premiums and discounts on securities	74	(5)
Gain on sale of loans	(113)	(163)
Other-than-temporary impairment loss on securities	257	424
Originations of loans held for sale	(7,637)	(29,730)
Proceeds from loans held for sale	8,218	24,855
Proceeds from sale of trading account assets	-	23,337
Increase in cash surrender value of BOLI	(13)	(32)
Net change in:
Accrued interest receivable	(16)	232
Other assets	275	(568)
Accrued interest payable and other liabilities	(11)	907
Net cash provided by operating activities	5,544	23,383
Cash flows from investing activities:
Purchase of FHLB stock	(463)	(284)
Redemption of FHLB stock	591	928
Securities held to maturity:
Maturities, prepayments and calls	894	1,753
Securities available for sale:
Purchases	(15,389)	(5,974)
Proceeds from maturity or call	17,945	11,059
Loan originations and payments, net	(3,139)	(22,058)
Purchase of premises and equipment	(165)	(980)
Proceeds from sale of foreclosed and repossessed assets	175	212
Net cash provided by (used for) investing activities	$449	$(15,344)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Three Months Ended
	March 31,
	2010	2009
Cash flows from financing activities:	(Unaudited)
Net change in deposits	$5,900	$30,369
Proceeds from FHLB advances	12,500	-
Repayment of FHLB advances	(14,692)	(10,000)
Cash dividends	(303)	(274)
Repurchase of common stock	-	(3,042)
Net cash provided by financing activities	3,405	17,053
Net change in cash and cash equivalents	9,398	25,092
Cash and cash equivalents at beginning of period	12,993	18,297
Cash and cash equivalents at end of period	$22,391	$43,389
Supplemental cash flow information:
Interest paid	$6,012	$7,323
Income taxes paid	$544	$38
Real estate and repossessions acquired in settlement of loans	$222	$310

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Beacon Federal Bancorp, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current presentation.  The reclassifications made to the prior year have no impact on the net income or overall presentation of the consolidated financial statements.

Note 2 – Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for credit losses, the carrying value of securities and income taxes to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

Securities

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

Beacon Federal (the “Bank”) is a member of the Federal Home Loan Bank of New York. The required investment in the common stock is based upon a certain percentage of the Bank’s assets and advances. Federal Home Loan Bank stock is carried at cost, which represents redemption value, and is periodically evaluated for impairment based on ultimate recovery of par value. Dividends received on such stock are reported as income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the interest method based upon anticipated prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

BEACON FEDERAL BANCORP, INC.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating if losses are other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the Company’s intent to sell the security or whether it is more likely than not that it will be required to sell the security before the anticipated recovery of its remaining amortized cost basis and (4) evaluation of cash flows to determine if they have been adversely affected.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in the Bank’s judgment, deserve current recognition in estimating probable losses.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers nonclassified loans and is based on the historical loan loss experience for the last four years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

A loan is impaired when full payment under the loan terms is not expected. Multi-family, commercial business and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable, and deferred taxes which are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

BEACON FEDERAL BANCORP, INC.

New Accounting Pronouncements

On January 1, 1010, we adopted ASU No. 2009-16 “Transfers and Servicing (Topic 860) - Accounting For Transfers of Financial Assets,” which is a codification of guidance issued in June 2009. This guidance removes the concept of a qualifying special-purpose entity. The guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The adoption of this guidance did not impact the Company’s consolidated financial statements.

On January 1, 2010, we adopted ASU No. 2009-17 “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which is a codification of guidance issued in June 2009. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. VIEs are assessed for consolidation under Topic 810 when we hold variable interests in these entities.  The adoption of this guidance did not impact the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” The ASU provides amendments that require disclosures of the transfers in or out of level 1 and 2 inputs and the reasons for the transfers and summary of activity in Level 3 fair value measurements on a gross basis rather than net. In addition, the ASU clarifies existing disclosures related to the level of disaggregation and inputs and valuation techniques. The level 3 purchases, sales, issuances and settlements activity disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. All other disclosures will be effective for interim and annual periods beginning after December 15, 2009.  The ASC was adopted January 1, 2010, and did not have any material impact on the Company’s financial position or results of operations as it required only disclosures which are included in the Fair Value footnote.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.” The ASU amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets.  The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another.  The ASU is effective for interim and annual periods beginning after June 15, 2010.  The Company is currently evaluating this new ASU.

BEACON FEDERAL BANCORP, INC.

Note 3 – Earnings Per Share

Earnings per share are based upon the weighted-average shares outstanding.  ESOP shares, which have been committed to be released and stock options, to the extent dilutive, are considered outstanding.  Under the treasury stock method, stock options are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the option price during the period.  In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.  Basic and diluted earnings per share are summarized as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Basic earnings per share:

Net income	$1,294	$436
Less dividends paid:
Common stock	295	263
Participating securities	8	11

Undistributed earnings	$991	$162

Weighted-average basic shares outstanding	5,987	6,819
Add: weighted-average participating securities outstanding	155	266
Total weighted-average basic shares and participating securities outstanding	6,142	7,085

Distributed earnings per share	$0.05	$0.04
Undistributed earnings per share	0.16	0.02
Net income per share	$0.21	$0.06

Diluted earnings per share:

Undistributed earnings	$991	$162

Total weighted-average basic shares and participating securities outstanding	6,142	7,085
Add: Dilutive stock options	14	-
Total weighted-average diluted shares and participating securities outstanding	6,156	7,085

Distributed earnings per share	$0.05	$0.04
Undistributed earnings per share	0.16	0.02
Net income per share	$0.21	$0.06

BEACON FEDERAL BANCORP, INC.

Note 4 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at March 31, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities	$4,559	$162	$(237)	$4,484
Collateralized mortgage obligations	9,098	131	(18)	9,211
Total	$13,657	$293	$(255)	$13,695

Available for sale:
Debt securities:
Treasuries	$100	$1	$-	$101
Agencies	21,004	89	(53)	21,040
Pooled trust preferred securities	12,459	-	(6,771)	5,688
Mortgage-backed securities	35,886	1,771	-	37,657
Collateralized mortgage obligations	103,914	2,523	(4,305)	102,132
Total	$173,363	$4,384	$(11,129)	$166,618

Mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are backed by single-family mortgage loans.  The Company does not have any such securities backed by commercial real estate loans.  Of the Company’s forty-eight collateralized mortgage obligations at March 31, 2010, three are subprime (Alt A) securities, with an amortized cost of $10,054 and a fair value of $7,434.

BEACON FEDERAL BANCORP, INC.

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities	$4,850	$116	$-	$4,966
Collateralized mortgage obligations	9,711	146	(323)	9,534
Total	$14,561	$262	$(323)	$14,500

Available for sale:
Debt securities:
Treasuries	$100	$1	$-	$101
Agencies	26,002	21	(51)	25,972
Pooled trust preferred securities	12,755	-	(7,743)	5,012
Mortgage-backed securities	39,629	1,646	(22)	41,253
Collateralized mortgage obligations	97,754	2,177	(5,031)	94,900
Total	$176,240	$3,845	$(12,847)	$167,238

Maturities of debt securities at March 31, 2010 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$-	$-	$100	$101
Due after one through five years	-	-	6,006	6,070
Due after five through ten years	-	-	9,998	10,023
Due after ten years	-	-	17,459	10,635
	-	-	33,563	26,829
Mortgage-backed securities	4,559	4,484	35,886	37,657
Collateralized mortgage obligations	9,098	9,211	103,914	102,132
	$13,657	$13,695	$173,363	$166,618

BEACON FEDERAL BANCORP, INC.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	loss	Value	loss	Value	loss

Agencies	$4,947	$(53)	$-	$-	$4,947	$(53)
Pooled trust
preferred securities	-	-	5,689	(6,771)	5,689	(6,771)
Mortgage backed
securities	1,103	(18)	-	-	1,103	(18)
Collateralized
mortgage obligations	-	-	16,470	(4,542)	16,470	(4,542)
	$6,050	$(71)	$22,159	$(11,313)	$28,209	$(11,384)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	loss	Value	loss	Value	loss

Agencies	$5,953	$(51)	$-	$-	$5,953	$(51)
Pooled trust
preferred securities	-	-	5,012	(7,743)	5,012	(7,743)
Mortgage backed
securities	3,263	(22)	-	-	3,263	(22)
Collateralized
mortgage obligations	10,375	(79)	20,142	(5,275)	30,517	(5,354)
	$19,591	$(152)	$25,154	$(13,018)	$44,745	$(13,170)

No assurance can be made that the credit quality of the securities with unrealized losses at March 31, 2010 will not deteriorate in the future which may require future reductions in income for OTTI credit losses.

Agencies (1 issue).  The unrealized loss on the Company’s agency was caused primarily by decreased liquidity and larger non-credit risk premium for this security.  Management of the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized loss on this security to be an other-than-temporary credit-related loss at March 31, 2010.

Pooled Trust Preferred Securities (PTPS) (6 issues).  The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the fair value which was more than the carrying amount. The predominate factor in the fair value being greater than the carrying amount was the Company holding senior tranche positions in these securities, providing a priority in receipt of the cash flows estimated to be collected.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at March 31, 2010.

BEACON FEDERAL BANCORP, INC.

Our PTPS were rated “BBB+”, or lower, and the lowest was rated “Ca”, as discussed below under the caption “Other-Than-Temporary Impairments.”

Mortgage-backed Securities (1 issue) and Collateralized Mortgage Obligations (10 issues).  The unrealized losses on the Company’s mortgage-backed security and collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at March 31, 2010.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC. Of the Company’s forty-eight CMOs, thirty-four are government agency and fourteen are privately issued. The CMOs with unrealized losses are all privately issued CMOs, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Seven privately issued CMOs with unrealized losses were rated investment grade or better and six privately issued CMOs were rated less than investment grade with the lowest rated “Caa2”.

Other-Than-Temporary Impairments. In estimating other-than-temporary impairment (“OTTI”) losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the Company’s intent to sell the security or whether it is more likely than not that it will be required to sell the security before the anticipated recovery of its remaining amortized cost basis and (4) evaluation of cash flows to determine if they have been adversely affected.

BEACON FEDERAL BANCORP, INC.

OTTI credit losses on debt securities recognized in noninterest income during the quarter ended March 31, 2010 and OTTI non-credit losses recognized in accumulated other comprehensive loss (AOCL) at March 31, 2010 are summarized as follows (dollars in thousands):

				Non-Credit
		Fair	OTTI Credit Loss	Loss in AOCL
Description/Rating	Number	Value	During the Quarter	March 31, 2010
Trust preferred securities:
Baa2	1	$840	$4	$2,128
Ca	1	204	228	641
	2	1,044	232	2,769
Collateralized mortgage
obligations:
CCC+	1	2,830	19	424
CCC	1	2,593	6	245
	2	5,423	25	669
	4	$6,467	$257	$3,438

The Company recognized an OTTI credit loss on trust preferred securities of $232,000 during the quarter ended March 31, 2010.  The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the defaults and deferrals contributed to the OTTI credit loss.  For those trust preferred securities with OTTI credit losses, defaults and deferrals provided by a third-party broker increased by $15.3 million for the quarter ended March 31, 2010.  At March 31, 2010 the projected defaults in the “Baa2” and the “Ca” trust preferred securities were 24.1% and 36.2%, respectively.

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $25,000 during the quarter ended March 31, 2010.  The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of loans greater than 90 days delinquent contributed to the OTTI credit loss.  For those collateralized mortgage obligations with OTTI credit losses, the percentage of loans greater than 90 days delinquent provided by a third-party broker increased from 17% on average at December 31, 2009 to 19% on average at March 31, 2010.

BEACON FEDERAL BANCORP, INC.

The largest OTTI credit loss for any single issue was $228,000 for the quarter ended March 31, 2010 and represented 27.0% of its amortized cost.  The percentage of OTTI credit loss to amortized cost for the other three issues was less than 1%.  These OTTI credit losses resulted more from the Company’s credit analysis than the extent of decline in value of the securities.

An OTTI loss of $217,000 and $207,000 related to a trust preferred security and a collateralized mortgage obligation, respectively, was recorded during the quarter ended March 31, 2009.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects,  for the quarter ended March 31, 2010 (dollars in thousands):

Credit related impairments with a portion
recognized in other comprehensive
loss:
Balance at January 1, 2010	$3,293
Credit related impairments on portions
of OTTI previously recognized in other
comprehensive loss	257
Balance at March 31, 2010	$3,550

Note 5 – Loans, Foreclosed Assets and Repossessed Assets

Activity in the allowance for loan losses was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Beginning balance	$15,631	$10,546
Provision for loan losses	1,780	2,570
Loans charged off	(367)	(617)
Recoveries	104	69
Ending balance	$17,148	$12,568

Ratios:
Annualized net charge-offs to average loans outstanding	0.13%	0.28%
Allowance for loan losses to nonperforming loans at end of period	106.58%	130.00%
Allowance for loan losses to total loans at end of period	2.07%	1.58%

BEACON FEDERAL BANCORP, INC.

Following is a summary of nonperforming assets, impaired loans and other related data (dollars in thousands):

	March 31,	December 31,
	2010	2009

Nonaccrual loans	$13,053	$12,061
Loans past due over 90 days still accruing	3,037	827
Total nonaccrual loans and loans past due
over 90 days and still accruing	16,090	12,888
Foreclosed and repossessed assets	812	797
Total nonperforming assets	$16,902	$13,685

Ratios:
Nonperforming loans to total loans	1.94%	1.56%
Nonperforming assets to total assets	1.57%	1.28%

Impaired loans (in nonaccrual loans)	$10,216	$10,331
Impaired loans (past due over 90 days on accrual)	1,120	647
Total impaired loans	$11,336	$10,978
Allowance for losses on impaired loans	$5,200	$4,103
Impaired loans with no allowance	$-	$27
Average balance of impaired loans	$10,745	$5,102
Interest income recognized	$97	$197

Note 6 – Equity Incentive Plan

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

The Company has estimated the fair value of awards granted under its stock option plan to be $1.60 per award utilizing the Black-Scholes pricing model.  There were no awards granted during the quarter ended March 31, 2010 or 2009.

BEACON FEDERAL BANCORP, INC.

Stock option compensation expense is as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Pre-tax	$48	$58
After-tax	29	35
Impact on basic and diluted earnings per share	$0.01	$0.01

At March 31, 2010, the total unrecognized expense related to non-vested stock options was approximately $391 and is expected to be recognized over the weighted-average period of 1.75 years.

A summary of the Company’s stock option activity under the 2008 Plan for the three months ended March 31, 2010 is as follows (dollars in thousands, except per share data):

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at January 1, 2010	405,134	$8.23	8.90	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2010	405,134	$8.23	8.65	$-
Exercisable at March 31, 2010	-	$-	-	$-
Vested at March 31, 2010	159,045	$8.23	8.65	$-
At March 31, 2010 share options
expected to vest in the future	239,129	$8.23	8.65	$-

A summary of the Company’s restricted stock award expense is as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Pre-tax	$159	$182
After-tax	95	109
Impact on basic and diluted earnings per share	$0.02	$0.02

At March 31, 2010, the total unrecognized expense related to restricted stock awards was approximately $1.1 million and is expected to be recognized over the weighted-average period of 1.75 years.

BEACON FEDERAL BANCORP, INC.

A summary of the Company’s non-vested stock award activity for the period ended March 31, 2010 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	154,776	$8.23
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2010	154,776	$8.23

Note 7 – Income Taxes

Under FASB ASC 740-10-25, ”Income Taxes,” a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

At March 31, 2010, the Company had $190,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes.  Income tax returns filed for the tax years ended December 31, 2006 through December 31, 2008 remain open to examination by these jurisdictions.

Note 8 – Commitments and Financial Guarantees

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may and are likely to expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$18,209	$37,432	$23,785	$20,362
Unused lines of credit	$4,014	$55,681	$6,985	$55,367
Range of fixed-rate commitments	3.25%-15.00%	-	3.25%-15.00%	-

BEACON FEDERAL BANCORP, INC.

The following instruments are considered financial guarantees and are carried at fair value.  The contract amount and fair value of these instruments was as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$1,041	$-	$1,041	$-
Limited recourse obligations
related to loans sold	$1,664	$-	$1,665	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has agreements to sell residential loans up to $60.0 million to the FHLB of New York.  Approximately $48.6 million has been sold through March 31, 2010.  Under the agreement, the Bank has a maximum credit enhancement of $1.7 million at March 31, 2010.   Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

Note 9 – Fair Value Measurements and Financial Instruments

Fair Value Measurements

General.  The Company follows the provisions of FASB ASC 820-10, “Fair Value Measurements,” for financial assets and liabilities.  FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

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

Valuation Techniques.  Securities available for sale are carried at fair value on a recurring basis utilizing Level 1, Level 2 and Level 3 inputs. For U.S. Treasuries, the Company obtains fair values using quoted prices in the U.S. Treasury market. For agencies, mortgage-backed securities, and collateralized mortgage obligations, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.

BEACON FEDERAL BANCORP, INC.

For trust preferred securities, the Company obtains fair values using a discounted cash flow analysis.  The analysis considers the structure and term of the trust preferred securities and the financial condition of the underlying financial institution issuers.  Specifically, the analysis details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults.  Assumptions used in the analysis include default rate, deferral of interest, over-collateralization test, interest coverage test and other factors.  For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date.

In determining the amount of currently performing collateral for purposes of modeling the expected future cash flows, management analyzed the default and deferral history.  This review indicated significant increases in the number and amount of defaults and deferrals by the financial institution issuers.  Additionally, management has noted the correlation between the rising levels of nonperforming loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and, or, deferred interest payments.  Therefore management has used this ratio as a primary indicator to project the levels of future defaults for fair value analysis purposes.  Management expects the trend of higher default and deferral levels to continue, potentially negatively impacting the future cash flows of these securities.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, utilizing Level 2 inputs as determined based on expected proceeds from outstanding commitments from investors.

The Company estimates fair values on mortgage servicing rights using Level 2 inputs, which include discounted cash flows based on current market pricing. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan, including coupon and loan age. The fair value of each stratification of servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

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

BEACON FEDERAL BANCORP, INC.

The Company had outstanding forward sales contracts of $5.2 million in notional value, matched against $6.2 million of interest rate lock commitments at March 31, 2010.  The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $88,000 and $0, respectively, at March 31, 2010 and were accounted for at fair value as an undesignated derivative.  The interest rate lock commitments show a fair value gain of $88,000 recognized in noninterest income for the three months ended March 31, 2010.  The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company.  Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs.  The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they related to these derivative instruments.

Impaired loans are carried at fair value on a non-recurring basis utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis. A loan is impaired when full payment under the loan terms is not expected. Multi-family, commercial business and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments and have generally been classified as Level 3.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Nonfinancial assets measured at fair value on a non-recurring basis include foreclosed and repossessed assets. Assets acquired through or instead of loan foreclosure and by repossession are initially recorded at fair value utilizing level 2 units based on observable market data less costs to sell when acquired, establishing a new cost basis. Foreclosed assets also include properties for which the Bank has taken physical possession, even though formal foreclosure proceedings have not taken place.

BEACON FEDERAL BANCORP, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.  The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$101	$21,040	$-	$21,141
Pooled trust preferred securities	-	-	5,688	5,688
Mortgage-backed securities	-	37,657	-	37,657
Collateralized mortgage obligations	-	102,132	-	102,132
	$101	$160,829	$5,688	$166,618

Loans held for sale	$-	$472	$-	$472

Mortgage servicing rights	$-	$852	$-	$852

Loan commitment derivatives	$-	$88	$-	$88

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
Debt securities:
U.S. Treasury and agencies	$101	$25,972	$-	$26,073
Pooled trust preferred securities	-	-	5,012	5,012
Mortgage-backed securities	-	41,253	-	41,253
Collateralized mortgage obligations	-	94,900	-	94,900
	$101	$162,125	$5,012	$167,238

Loans held for sale	$-	$940	$-	$940

Mortgage servicing rights	$-	$900	$-	$900

Loan commitment derivatives	$-	$79	$-	$79

Liabilities

Sales contract derivatives	$-	$17	$-	$17

BEACON FEDERAL BANCORP, INC.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3).  A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows (dollars in thousands):

Balance at January 1, 2010	$5,012
Transfers into Level 3	-
Capitalized interest	35
Principal paydowns	(99)
Total gains or losses (realized/unrealized)
Included in earnings	(232)
Included in other comprehensive income	972
Balance at March 31, 2010	$5,688

Financial Assets Measured at Fair Value on a Non-Recurring Basis.  Assets measured at fair value on a non-recurring basis at March 31, 2010, include impaired loans of $6.1 million, net of allowance for loan losses of $5.2 million, utilizing level 3 inputs.  The impaired loans are collateral dependent.

The activity in the allowance for losses on impaired loans during the quarter ended March 31, 2010 was as follows (dollars in thousands):

Balance at January 1, 2010	$4,103
Provision for loan losses	1,207
Loans charged off	-
Recoveries	(110)
Balance at March 31, 2010	$5,200

Assets measured at fair value on a non-recurring basis at December 31, 2009 consisted of impaired loans of $6.9 million net of allowance for loan losses of $4.1 million.

Nonfinancial Assets Measured at Fair Value on a Non-Recurring Basis.  Nonfinancial assets measured on a non-recurring basis at March 31, 2010 include foreclosed and repossessed assets of $812,000, utilizing Level 2 inputs.  There was no provision for losses on these assets during the quarter ended March 31, 2010.

BEACON FEDERAL BANCORP, INC.

Financial Instruments
Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$22,391	$22,391	$12,993	$12,993
Interest-bearing deposits	170	170	170	170
Securities available for sale	166,618	166,618	167,238	167,238
Securities held to maturity	13,657	13,695	14,561	14,500
Loans held for sale	472	472	940	940
Loans, net	816,636	834,442	816,061	812,186
FHLB stock	11,359	N/A	11,487	N/A
Accrued interest receivable	3,904	3,904	3,888	3,888

Financial liabilities:
Deposits	699,197	705,302	693,297	699,514
Federal Home Loan Bank advances	188,902	198,287	191,094	201,123
Securities sold under agreement to repurchase	70,000	76,434	70,000	75,829
Accrued interest payable	$1,553	$1,553	$1,522	$1,522

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

The discounted cash flow models used to determine fair value are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows.

BEACON FEDERAL BANCORP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2010 and for the three months ended March 31, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additionally, other risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”), which is available through the SEC’s website at www.sec.gov.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  The critical accounting policies include the accounting for credit losses, the valuation of securities and the accounting for income taxes.  Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2010.

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

Economic Conditions.  The national economy, as well as the local economies within our market areas, continue to be weak.  The economy has been marked by higher unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate was at 9.7% in March 2010 compared to 8.6% in March 2009.  The unemployment rate in the Company’s primary market area in New York State is slightly below the national average at 8.6% in March 2010 compared to 7.8% in March 2009.  The Federal Open Market Committee has responded by keeping the federal funds rate between 0.00% and 0.25% since December 2008.  The reduced federal funds rate has increased the Company’s net interest margin and net interest income.  However, price competition for loans and deposits has increased.

At March 31, 2010 Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

Operating Results.  Net income increased to $1.3 million for the quarter ended March 31, 2010 from $0.4 million for the quarter ended March 31, 2009.  The increase in net income resulted from substantially higher net interest income and lower provision for loan losses, partially offset by higher noninterest expenses and income taxes.

The lower provision for loan losses resulted from a decline in net charge-offs, when compared to the same period a year ago and the change in the balance of nonperforming loans.  See “Comparison of Operating Results - Provision for Loan Losses” for further discussion regarding the change in the level of nonperforming loans.

Financial Condition.  Total assets increased slightly by $6.4 million to $1.07 billion at March 31, 2010 as a result of a $9.4 million increase in cash and cash equivalents and $0.6 million increase in net loans, partially offset by a $1.3 million decrease in other assets and a $1.5 million decrease in securities.  The increase in assets was funded by a $5.9 million increase in deposits, partially offset by a $2.2 million decrease in borrowings.  Stockholders’ equity increased by $2.7 million, or 2.7%, to $104.0 million at March 31, 2010 from $101.3 million at December 31, 2009.  The increase reflected net income of $1.3 million and a decrease in net unrealized holding losses on securities of $1.4 million, partially offset by cash dividends of $0.3 million.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Cash and Cash equivalents.  Cash and cash equivalents increased by $9.4 million, as funds were kept on hand to fund loan growth and in preparation of paying down borrowings set to mature in the second quarter 2010.

Securities.  Securities available for sale decreased slightly to $166.6 million at March 31, 2010 from $167.2 million at December 31, 2009.  The decrease in securities available for sale reflected primarily the principal payments of $17.9 million in excess of purchases of $15.4 million.  Securities held to maturity decreased $0.9 million to $13.7 million at March 31, 2010.

BEACON FEDERAL BANCORP, INC.

Loans, Net.  Net loans increased slightly by $0.6 million to $816.6 million at March 31, 2010 from $816.1 million at December 31, 2009.  For the quarter the Company originated $46.8 million of loans, partially offset by provision for loan losses of $1.8 million and scheduled principal payments.

Other Assets.  Other assets decreased by $1.3 million to $14.4 million at March 31, 2010 from $15.7 million at December 31, 2009, due primarily to the decrease in deferred tax asset as a result of a decrease in net unrealized holding losses on AFS securities for the quarter.

Deposits.  Deposits increased by $5.9 million to $699.2 million at March 31, 2010, from $693.3 million at December 31, 2009.  Money market accounts increased by $27.4 million and represented the largest dollar increase in our deposit accounts.  CDARS, noninterest checking and savings increased by $13.8 million, $4.7 million and $3.7 million, respectively.  Certificates of deposit and checking deposits decreased $38.9 million and $4.8 million, respectively.

Borrowings.  FHLB advances decreased by $2.2 million, or 1.1%, to $188.9 million at March 31, 2010 from $191.1 million at December 31, 2009 as the Company was able to fund loan growth for the quarter using the growth in deposits.  The Company also has access when necessary to alternative sources of financing, including brokered deposits, CDARS and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

Stockholders’ Equity.  Stockholders’ equity increased by $2.7 million, or 2.7%, to $104.0 million at March 31, 2010 from $101.3 million at December 31, 2009.  The increase reflected net income of $1.3 million, a decrease in net unrealized holding losses on securities of $1.4 million, partially offset by cash dividends of $0.3 million.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Interest Income.  Interest income decreased by $61,000, or less than 1%, to $13.8 million for the quarter ended March 31, 2010.  The decrease resulted primarily from lower yields on securities, partially offset by a higher average balance of loans.

Interest income on loans increased $270,000, or 2.4%, to $11.6 million for the quarter ended March 31, 2010 from $11.3 million for the quarter ended March 31, 2009.  The effect of a higher average balance of loans was partially offset by a lower average yield. The average balance on loans increased to $836.0 million for the quarter ended March 31, 2010 from $796.6 million for the quarter ended March 31, 2009, reflecting our continued emphasis on loan growth.  The average yield on loans declined 14 basis points to 5.63% for the quarter ended March 31, 2010 from 5.77% for the quarter ended March 31, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2010 period compared to the 2009 period.

Interest income on securities, including FHLB stock, decreased by $320,000 to $2.1 million for the quarter ended March 31, 2010 from $2.5 million for the quarter ended March 31, 2009, reflecting lower average yields on such securities to 4.50% from 5.65%, partially offset by higher average balances, $192.5 million from $176.3 million.

BEACON FEDERAL BANCORP, INC.

Interest Expense.  Interest expense decreased by $1.1 million, or 15.0%, to $6.0 million for the quarter ended March 31, 2010 from $7.1 million for the quarter ended March 31, 2009.  The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher balances of deposits.

Interest expense on deposits decreased by $1.1 million, or 25.2%, to $3.2 million for the quarter ended March 31, 2010 from $4.2 million for the quarter ended March 31, 2009.  The average rate paid on deposits decreased to 1.95% for the current quarter from 2.86% for the comparable quarter in 2009. The average balance of deposits increased to $659.9 million for the quarter ended March 31, 2010 from $601.7 million for the quarter ended March 31, 2009.

Interest expense on certificates of deposit decreased by $561,000, or 18.3%, to $2.5 million for the quarter ended March 31, 2010 from $3.1 million for the quarter ended March 31, 2009, due primarily to a decrease of 92 basis points in average certificate of deposit rates to 2.63% from 3.55%. The decrease in deposit rates was partially offset by a $35.4 million increase in the average balances of certificates of deposit to $385.0 million from $349.5 million. Interest expense on money market accounts decreased to $559,000 from $906,000, reflecting substantially lower average rates on such accounts, 1.37% in the 2010 period compared to 2.56% in the 2009 period, partially offset by higher average balances on such accounts, $165.9 million compared to $143.8 million.

Interest expense on borrowings decreased to $2.6 million for the quarter ended March 31, 2010 from $2.8 million for the quarter ended March 31, 2009, due primarily to a lower average balance, partially offset by a higher average rate.  The average balance on borrowings decreased to $260.5 million for the quarter ended March 31, 2010 from $285.4 million for the quarter ended March 31, 2009. The interest rates paid on such borrowings increased to 4.12% from 4.03%.

Net Interest Income.  Net interest income increased by $1.0 million, or 14.9%, to $7.7 million for the quarter ended March 31, 2010 from $6.7 million for the quarter ended March 31, 2009.  The increase in net interest income was due to a higher interest rate spread and overall asset growth.  Our net interest rate spread increased to 2.75% for the current quarter from 2.40% for the first quarter 2009 and the net interest margin increased to 3.02% from 2.75%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 61 basis points, while the yield on interest-earning assets declined by 26 basis points.

Net interest-earning assets increased to $108.7 million for the quarter ended March 31, 2010 from $106.7 million for the quarter ended March 31, 2009.  The slight increase in net interest-earning assets was principally a result of using deposits to fund loan growth and to allow for a $25.0 million reduction in average borrowings.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider specific and general components. The specific component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral, net of selling costs, or the present value of expected future cash flows. The general component covers non-classified loans and is based on the historical loan loss experience for the last four years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current national and local economic and business conditions.

BEACON FEDERAL BANCORP, INC.

We recorded a provision for loan losses of $1.8 million for the quarter ended March 31, 2010 compared to a provision for loan losses of $2.6 million for the quarter ended March 31, 2009.  The provision for loan losses was lower as a result of a decline in net charge-offs, when compared to the same period a year ago and maintaining relative stability within the loan portfolio as a whole for the quarter.

Net loan charge-offs were $263,000 for the quarter ended March 31, 2010, compared to net charge-offs of $548,000 for the quarter ended March 31, 2009.

The allowance for loan losses was $17.1 million, or 2.07% of total loans at March 31, 2010 compared to $15.6 million, or 1.89%, of total loans at December 31, 2009.  Total nonperforming loans increased by $3.2 million to $16.9 million at March 31, 2010, compared to $13.7 million at December 31, 2009.  Nonperforming loans at March 31, 2010 and December 31, 2009 were primarily secured by commercial real estate, multi-family and 1-4 family residential real estate and commercial business assets. We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of March 31, 2010.

Noninterest Income.  Noninterest income increased $317,000, or 39.6%, for the quarter ended March 31, 2010 to $1.1 million from $0.8 million for the quarter ended March 31, 2009 resulting primarily from $167,000 less other-than-temporary impairment credit loss on debt securities for the first quarter 2010 as compared to the first quarter of 2009.

Noninterest Expense.  Noninterest expense increased by $722,000, or 16.8%, to $5.0 million for the quarter ended March 31, 2010 from $4.3 million for the quarter ended March 31, 2009.  The increase in noninterest expense was due primarily to increases in salaries and benefits, occupancy and equipment and FDIC premium expense.

Salaries and employee benefits increased by $271,000, or 11.5%, to $2.6 million for the quarter ended March 31, 2010 from $2.4 million for the quarter ended March 31, 2009 due primarily to standard wage increases and a 7.7% increase in FTE staff.

Occupancy and equipment expense increased by $265,000, or 81%, to $592,000 for the quarter ended March 31, 2010 from $327,000 for the quarter ended March 31, 2009 due primarily to the operating costs of the Company’s new branch and corporate headquarters that were leased beginning in June 2009.

FDIC premium expense increased by $155,000, or 95%, to $318,000 for the quarter ended March 31, 2010 from $163,000 for the quarter ended March 31, 2009 due primarily to growth of the Bank and a higher regular, risk-based assessment for all institutions, which considers the supervisory rating and certain financial ratios of each financial institution.

Income Tax Expense.  The provision for income taxes was $763,000 for the quarter ended March 31, 2010, compared to $231,000 for the quarter ended March 31, 2009.  The increase was due to $1.4 million higher pre-tax income and slightly higher effective tax rate.  Our effective tax rate was 37.0% for the quarter ended March 31, 2010 compared to 34.6% for the quarter ended March 31, 2009.

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

	For the Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$835,956	$11,612	5.63%	$796,621	$11,342	5.77%
Securities	180,939	1,967	4.41	163,198	2,355	5.85
FHLB stock	11,557	167	5.86	13,052	99	3.08
Interest-earning deposits	8,420	5	0.24	20,873	16	0.31
Total interest-earning assets	1,036,872	13,751	5.38	993,744	13,812	5.64
Non-interest-earning assets	31,666			29,182
Total assets	$1,068,538			$1,022,926

Interest-bearing liabilities:
Savings	$60,153	45	0.30	$56,755	58	0.41
Money market accounts	165,914	559	1.37	143,773	906	2.56
NOW accounts	48,887	74	0.61	51,633	222	1.74
Time accounts	384,986	2,500	2.63	349,541	3,061	3.55
Total deposits	659,940	3,178	1.95	601,702	4,247	2.86
FHLB advances	190,464	1,976	4.21	215,375	2,294	4.32
Reverse repurchase agreements	70,000	668	3.87	70,000	543	3.15
Lease obligation	7,736	196	10.28	-	-	-
Total interest-bearing liabilities	928,140	6,018	2.63	887,077	7,084	3.24

Non-interest-bearing deposits	33,432			30,617
Other non-interest-bearing liabilities	4,835			6,073
Total liabilities	966,407			923,767
Stockholders' equity	102,131			99,159
Total liabilities and equity	$1,068,538			$1,022,926

Net interest income		$7,733			$6,728

Net interest rate spread			2.75%			2.40%

Net interest-earning assets	$108,732			$106,667

Net interest margin			3.02%			2.75%

Average of interest-earning assets to
interest-bearing liabilities			111.72%			112.02%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the three months ended March 31, 2010, our liquidity ratio averaged 10.0%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2010.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2010, cash and cash equivalents totaled $22.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $166.6 million at March 31, 2010.  On that date, we had $188.9 million of Federal Home Loan Bank advances outstanding and $1.7 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $43.9 million.

At March 31, 2010, we had $55.6 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $59.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2010 totaled $235.6 million, or 33.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, BIC and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the three months ended March 31, 2010, we originated $46.8 million of loans, and during the three months ended March 31, 2009, we originated $103.7 million of loans.  We purchased $15.4 million of securities during the three months ended March 31, 2010, compared to $6.0 million for the three months ended March 31, 2009.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $5.9 million for the three months ended March 31, 2010 compared to $30.4 million for the three months ended March 31, 2009.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Net Federal Home Loan Bank advances decreased by $2.2 million for the three months ended March 31, 2010, compared to a decrease of $10.0 million for the three months ended March 31, 2009.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At March 31, 2010, we had the ability to borrow up to $234.5 million from the Federal Home Loan Bank of New York.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At March 31, 2010 the Bank met all capital adequacy requirements.

BEACON FEDERAL BANCORP, INC.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2010 and December 31, 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios for the Bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$89,625
Unrealized loss on AFS securities	4,107
Tier 1 (Core) Capital and Tangible Capital	93,732	8.67%	$16,212	1.50%
General valuation allowance (1)	10,180
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$102,247	12.55%	$65,152	8.00%	$81,440	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$92,067	11.30%	$32,576	4.00%	$48,864	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$93,732	8.73%	$43,232	4.00%	$54,040	5.00%
(1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$86,597
Unrealized loss on AFS securities	5,462
Tier 1 (Core) Capital and Tangible Capital	92,059	8.56%	$16,140	1.50%
General valuation allowance (1)	10,175
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$100,569	12.35%	$65,121	8.00%	$81,401	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$90,394	11.10%	$32,561	4.00%	$48,841	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$92,059	8.56%	$43,041	4.00%	$53,801	5.00%
(1) Limited to 1.25% of risk-weighted assets.

Asset Quality

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at March 31, 2010, classified assets included substandard loans of $16.9 million and doubtful loans of $2.4 million.  Substandard loans and doubtful loans were $13.5 million and $2.4 million, respectively, at December 31, 2009.  As of March 31, 2010, we had $13.4 million of loans designated as special mention, compared to $16.7 million at December 31, 2009.

As of March 31, 2010, our largest borrower under the substandard asset category had loans secured by undeveloped land located in New York, with a principal balance of $3.0 million.  As of March 31, 2010, our largest doubtful loan was secured by first mortgage liens on two commercial properties, with a principal balance of $0.8 million.  As of March 31, 2010, our largest loan designated as special mention was secured by a commercial property located in New Hampshire, with a principal balance of $3.4 million.

Off-Balance Sheet Arrangements

In our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2010, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

BEACON FEDERAL BANCORP, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of interest rate risk at December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BEACON FEDERAL BANCORP, INC.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A – Risk Factors.

Not required for smaller reporting companies.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of risk factors at December 31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3 - Defaults Upon Senior Securities.

Not applicable.

Item 4 - Other Information.

None

Item 5 – Exhibits.

(a)	Exhibits.
	3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc. (1)
	3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
	4.0	Form of Common Stock Certificate of Beacon Federal Bancorp, Inc. (1)
	10.1	Form of Employee Stock Ownership Plan (1)
	10.2	Employment Agreement with Ross J. Prossner (2)
	10.3	Employment Agreement with J. David Hammond (2)
	10.4	Employment Agreement with Darren T. Crossett (2)
	10.5	Form of Change in Control Agreement (2)
	10.6	Beacon Federal Excess Benefit Plan (3)
	10.7	Beacon Federal Annual Cash Incentive Plan (1)
	10.8	Beacon Federal Supplemental Executive Retirement Plan (4)
	10.9	Beacon Federal 2008 Equity Incentive Plan (5)
	21.0	Subsidiaries of Registrant (1)
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.0	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BEACON FEDERAL BANCORP, INC.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File No. 333-143522), originally filed with the Securities and Exchange Commission on June 5, 2007.
(2)	Filed with the Securities and Exchange Commission on October 4, 2007 on Form 8K.
(3)	Filed with the Securities and Exchange Commission on October 31, 2008 on Form 8K.
(4)	Filed with the Securities and Exchange Commission on December 28, 2007.
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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: May 14, 2010	BY: Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

BY: Lisa M. Jones
Lisa M. Jones, Vice-President and Principal Financial and
Accounting Officer