Form 10-Q
period 2010-06-30
Beacon Federal Bancorp, Inc.
filed 2010-08-06
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________                              Commission file number 001-33713

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 3, 2010
Common Stock, par value $0.01 per share	6,485,770

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents - cash and due from financial institutions	$22,003	$12,993
Interest-bearing deposits in other financial institutions	100	170
Securities available for sale	167,633	167,238
Securities held to maturity (fair value of $12,769 and $14,500, respectively)	12,564	14,561
Loans held for sale	2,371	940
Loans, net of allowance for loan losses of $18,068 and $15,631, respectively	813,846	816,061
Federal Home Loan Bank (“FHLB”) of New York stock	11,297	11,487
Premises and equipment, net	12,311	12,604
Accrued interest receivable	3,520	3,888
Foreclosed and repossessed assets	740	797
Bank-owned life insurance (“BOLI”)	10,532	10,488
Other assets	14,856	15,670
Total assets	$1,071,773	$1,066,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$694,736	$693,297
Federal Home Loan Bank advances	188,902	191,094
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	4,070	3,511
Capital lease obligation	7,737	7,736
Total liabilities	965,445	965,638
Commitments and contingencies (Note 9)
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,653,565 shares issued; 6,520,937 and 6,533,378 shares outstanding, respectively	74	74
Additional paid-in capital	73,546	73,156
Retained earnings-substantially restricted	49,193	47,021
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,641)	(3,997)
Accumulated other comprehensive loss, net	(3,201)	(5,462)
Treasury stock, 1,132,628 and 1,120,187 shares at cost, respectively	(9,643)	(9,533)
Total stockholders’ equity	106,328	101,259
Total liabilities and stockholders’ equity	$1,071,773	$1,066,897

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income:	(Unaudited)		(Unaudited)
Loans, including fees	$11,451	$11,385	$23,063	$22,727
Securities	1,928	2,079	3,895	4,434
FHLB stock	120	177	287	276
Federal funds sold and other	5	12	10	28
Total interest income	13,504	13,653	27,255	27,465
Interest expense:
Deposits	2,877	3,925	6,055	8,172
FHLB advances	2,023	2,236	3,999	4,530
Securities sold under agreement to repurchase	675	549	1,343	1,092
Lease obligation	196	-	392	-
Total interest expense	5,771	6,710	11,789	13,794
Net interest income	7,733	6,943	15,466	13,671
Provision for loan losses	1,500	1,900	3,280	4,470
Net interest income after provision for loan losses	6,233	5,043	12,186	9,201
Noninterest income:
Service charges	806	697	1,602	1,427
Commission and fee income	149	147	316	287
Change in cash surrender value of BOLI	31	37	44	69
Gain on sale of loans	101	224	214	387
Other-than-temporary impairment (OTTI) credit loss on securities	(125)	(538)	(382)	(962)
Other	322	248	607	407
Total noninterest income	1,284	815	2,401	1,615
Noninterest expense:
Salaries and employee benefits	2,676	2,255	5,298	4,606
Occupancy and equipment	592	367	1,184	694
Advertising and marketing	93	96	204	217
Telephone, delivery and postage	174	163	354	355
Supplies	57	65	105	131
Audit and examination	233	169	433	291
FDIC premium expense	299	847	617	1,010
Other	1,003	800	1,945	1,749
Total noninterest expense	5,127	4,762	10,140	9,053
Income before income taxes	2,390	1,096	4,447	1,763
Income tax expense	906	402	1,669	633
Net income	$1,484	$694	$2,778	$1,130
Basic and diluted earnings per share	$0.24	$0.11	$0.45	$0.17

OTTI credit loss on securities:
Total OTTI loss on securities	$155	$538	$426	$982
Portion of OTTI loss recognized in other comprehensive loss before income taxes	(30)	-	(44)	(20)
OTTI credit loss on securities	$125	$538	$382	$962

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Common Stock	$74	$74	$74	$74

Additional paid-in capital:
Balance at beginning of period	73,345	72,363	73,156	72,160
Earned ESOP shares	(16)	(18)	(34)	(55)
Amortization of stock-based compensation expense	217	301	424	541
Balance at end of period	73,546	72,646	73,546	72,646

Retained earnings:
Balance at beginning of period	48,012	44,863	47,021	44,701
Net income	1,484	694	2,778	1,130
Cash dividends, $.05, $.05, $.10 and $.09 per share, respectively	(303)	(315)	(606)	(589)
Balance at end of period	49,193	45,242	49,193	45,242

Unearned ESOP shares:
Balance at beginning of period	(3,819)	(4,535)	(3,997)	(4,733)
Earned ESOP shares	178	148	356	346
Balance at end of period	(3,641)	(4,387)	(3,641)	(4,387)

Accumulated other comprehensive loss, net:
Balance at beginning of period	(4,108)	(10,146)	(5,462)	(10,117)
Net change in unrealized gains (losses) on available for sale securities, net of taxes of $617, $627, $1,524 and $615 respectively	925	940	2,287	923
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of $12, $17 and $8, respectively	(18)	-	(26)	(12)
Balance at end of period	(3,201)	(9,206)	(3,201)	(9,206)
Treasury stock:
Balance at beginning of period	(9,533)	(3,042)	(9,533)	-
Repurchase of 12,441 shares of common stock	(110)	(4,272)	(110)	(7,314)
Balance at end of period	(9,643)	(7,314)	(9,643)	(7,314)
Total stockholders’ equity	$106,328	$97,055	$106,328	$97,055

Comprehensive income:
Net income	$1,484	$694	$2,778	$1,130
Net change in unrealized gains (losses) on available for sale securities, net of taxes of $617, $627, $1,524 and $615 respectively	925	940	2,287	923
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of $12, $17 and $8, respectively	(18)	-	(26)	(12)
Comprehensive income	$2,391	$1,634	$5,039	$2,041

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$2,778	$1,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,280	4,470
Change in fair value of servicing assets	210	34
Depreciation and amortization	697	294
ESOP expense	322	291
Amortization of stock-based compensation expense	424	541
Amortization of net deferred loan costs	1,263	1,268
Net amortization of premiums and discounts on securities	186	(1)
Gain on sale of loans	(214)	(387)
Other-than-temporary impairment loss on securities	382	962
Originations of loans held for sale	(17,931)	(53,864)
Proceeds from loans held for sale	16,714	52,463
Proceeds from sale of trading account assets	-	23,337
Increase in cash surrender value of BOLI	(44)	(69)
Net change in:
Accrued interest receivable	368	301
Other assets	(902)	(587)
Accrued interest payable and other liabilities	560	15
Net cash provided by operating activities	8,093	30,198
Cash flows from investing activities:
Purchase of FHLB stock	(943)	(464)
Redemption of FHLB stock	1,133	1,092
Securities held to maturity:
Maturities, prepayments and calls	1,979	4,933
Securities available for sale:
Purchases	(35,735)	(25,989)
Proceeds from maturity or call	38,557	21,354
Maturities of interest-bearing deposits	70	-
Loan originations and payments, net	(2,592)	(37,544)
Purchase of premises and equipment	(404)	(1,410)
Proceeds from sale of foreclosed and repossessed assets	321	427
Net cash provided by (used for) investing activities	2,386	(37,601)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	$1,439	$32,043
Proceeds from FHLB advances	31,100	-
Repayment of FHLB advances	(33,292)	(10,000)
Cash dividends	(606)	(589)
Repurchase of common stock	(110)	(7,314)
Net cash (used for) provided by financing activities	(1,469)	14,140
Net change in cash and cash equivalents	9,010	6,737
Cash and cash equivalents at beginning of period	12,993	18,297
Cash and cash equivalents at end of period	$22,003	$25,034
Supplemental cash flow information:
Interest paid	$11,770	$14,359
Income taxes paid	$2,874	$2,189
Real estate and repossessions acquired in settlement of loans	$295	$393
Supplemental schedule of non-cash investing and financing activities:
Building acquired with capital lease obligation	$-	$7,800

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Beacon Federal Bancorp, Inc. and its subsidiaries (collectively, the “Company”) and have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current presentation.  The reclassifications made to the prior year had no impact on the net income or overall presentation of the consolidated financial statements.

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

Beacon Federal (the “Bank”) is a member of the Federal Home Loan Bank of New York. The required investment in the common stock of the Federal Home Loan Bank of New York is based upon a certain percentage of the Bank’s assets and advances. Federal Home Loan Bank stock is carried at cost, which represents redemption value, and is periodically evaluated for impairment based on ultimate recovery of par value. Dividends received on such stock are reported as income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the interest method based upon anticipated prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

BEACON FEDERAL BANCORP, INC.

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating if losses are other-than-temporary, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the Company’s intent to sell the security or whether it is more likely than not that it will be required to sell the security before the anticipated recovery of its remaining amortized cost basis and (4) evaluation of cash flows to determine if they have been adversely affected.

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

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.” The ASU amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets.  The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another.  The ASU is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses.  The ASU also requires disaggregation of existing disclosures by portfolio segment.  The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The adoption of this guidance will expand the Company’s disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic earnings per share:

Net income	$1,484	$694	$2,778	$1,130
Less dividends paid:
Common stock	295	302	590	565
Participating securities	8	13	16	24

Undistributed earnings	$1,181	$379	$2,172	$541

Weighted-average basic shares outstanding	5,998	6,178	5,992	6,497
Add: weighted-average participating securities outstanding	155	266	155	266
Total weighted-average basic shares and participating securities outstanding	6,153	6,444	6,147	6,763

Distributed earnings per share	$0.05	$0.05	$0.10	$0.09
Undistributed earnings per share	0.19	0.06	0.35	0.08
Net income per share	$0.24	$0.11	$0.45	$0.17

Diluted earnings per share:

Undistributed earnings	$1,181	$379	$2,172	$541

Total weighted-average basic shares and participating securities outstanding	6,153	6,444	6,147	6,763
Add: Dilutive stock options	6	-	1	-
Total weighted-average diluted shares and participating securities outstanding	6,159	6,444	6,148	6,763

Distributed earnings per share	$0.05	$0.05	$0.10	$0.09
Undistributed earnings per share	0.19	0.06	0.35	0.08
Net income per share	$0.24	$0.11	$0.45	$0.17

Anti-dilutive option shares	-	40,320	-	43,878

BEACON FEDERAL BANCORP, INC.

Note 4 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at June 30, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$4,201	$151	$(5)	$4,347
Collateralized mortgage obligations - Private issuer	5,725	14	(144)	5,595
Collateralized mortgage obligations - Government sponsored enterprises	2,638	189	-	2,827
Total	$12,564	$354	$(149)	$12,769

Available for sale:
Debt securities:
Treasuries	$100	$-	$-	$100
Agencies	11,003	94	-	11,097
Pooled trust preferred securities	12,432	-	(6,654)	5,778
Mortgage-backed securities - Residential	38,064	2,159	-	40,223
Collateralized mortgage obligations - Private issuer	20,343	159	(4,017)	16,485
Collateralized mortgage obligations - Government sponsored enterprises	90,926	3,024	-	93,950
Total	$172,868	$5,436	$(10,671)	$167,633

Mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are backed by single-family mortgage loans.  The Company does not have any such securities backed by commercial real estate loans.  Of the Company’s fifty collateralized mortgage obligations at June 30, 2010, three are subprime (Alt A) securities, with an amortized cost of $9,645 and a fair value of $7,252.

BEACON FEDERAL BANCORP, INC.

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2009 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$4,850	$116	$-	$4,966
Collateralized mortgage obligations - Private issuer	6,652	5	(323)	6,334
Collateralized mortgage obligations - Government sponsored enterprises	3,059	141		3,200
Total	$14,561	$262	$(323)	$14,500

Available for sale:
Debt securities:
Treasuries	$100	$1	$-	$101
Agencies	26,002	21	(51)	25,972
Pooled trust preferred securities	12,755	-	(7,743)	5,012
Mortgage-backed securities - Residential	39,629	1,646	(22)	41,253
Collateralized mortgage obligations - Private issuer	23,242	13	(4,955)	18,300
Collateralized mortgage obligations - Government sponsored enterprises	74,512	2,164	(76)	76,600
Total	$176,240	$3,845	$(12,847)	$167,238

Maturities of debt securities at June 30, 2010 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$-	$-	$100	$100
Due after one through five years	-	-	6,005	6,089
Due after five through ten years	-	-	4,998	5,008
Due after ten years	-	-	12,432	5,778
	-	-	23,535	16,975
Mortgage-backed securities - Residential	4,201	4,347	38,064	40,223
Collateralized mortgage obligations - Private issuer	5,725	5,595	20,343	16,485
Collateralized mortgage obligations - Government sponsored enterprises	2,638	2,827	90,926	93,950
	$12,564	$12,769	$172,868	$167,633

BEACON FEDERAL BANCORP, INC.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	loss	Value	loss	Value	loss

Pooled trust preferred securities	$-	$-	$12,432	$(6,654)	$12,432	$(6,654)
Mortgage backed securities - Residential	1,012	(5)	-	-	1,012	(5)
CMOs - Private issuer	-	-	18,335	(4,161)	18,335	(4,161)
	$1,012	$(5)	$30,767	$(10,815)	$31,779	$(10,820)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	loss	Value	loss	Value	loss

Agencies	$5,953	$(51)	$-	$-	$5,953	$(51)
Pooled trust preferred securities	-	-	5,012	(7,743)	5,012	(7,743)
Mortgage backed securities - Residential	3,263	(22)	-	-	3,263	(22)
CMOs - Private issuer	574	(3)	20,142	(5,275)	20,716	(5,278)
CMOs - Government sponsored enterprises	9,801	(76)	-	-	9,801	(76)
	$19,591	$(152)	$25,154	$(13,018)	$44,745	$(13,170)

No assurance can be given that the credit quality of the securities with unrealized losses at June 30, 2010 will not deteriorate in the future which may require future reductions in income for OTTI credit losses.

Pooled Trust Preferred Securities (PTPS) (6 issues).  The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and does not believe they will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the present value of expected future cash flows which was more than the carrying amount. The predominant factor in the present value of expected cash flows being greater than the carrying amount was the Company holding senior tranche positions in these securities, providing a priority in receipt of the cash flows estimated to be collected.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at June 30, 2010.

Our PTPS were rated “Aaa” (highest quality, with minimal credit risk), or lower, and the lowest was rated “Caa1” (judged to be of poor standing and are subject to very high credit risk), as discussed below under the caption “Other-Than-Temporary Impairments.”

BEACON FEDERAL BANCORP, INC.

Mortgage-backed Securities (1 issue) and Collateralized Mortgage Obligations (9 issues).  The unrealized losses on the Company’s mortgage-backed security and collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities.  Management of the Company does not intend to sell the securities and does not believe they will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at June 30, 2010.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal government sponsored enterprises, primarily FNMA and FHLMC. Of the Company’s fifty CMOs, thirty-six are government sponsored enterprises and fourteen are privately issued. The CMOs with unrealized losses are all privately issued CMOs, which generally carry a higher yield and greater degree of credit risk and liquidity risk than government sponsored enterprises issues. Five privately issued CMOs with unrealized losses were rated investment grade or better and four privately issued CMOs were rated less than investment grade with the lowest rated “CC” (highly vulnerable and very speculative).

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

OTTI credit losses on debt securities recognized in noninterest income during the three months ended (“QTD”) and six months ended (“YTD”) June 30, 2010 and OTTI non-credit losses recognized in accumulated other comprehensive loss (AOCL) at June 30, 2010 are summarized as follows (dollars in thousands):

			OTTI Credit Loss		Non-Credit
		Fair	June 30, 2010		Loss in AOCL
Description/Rating	Number	Value	QTD	YTD	June 30, 2010
Trust preferred securities:
Ba1	1	$900	$2	$6	$2,066
Ca	1	204	-	228	649
	2	1,104	2	234	2,715
Collateralized mortgage obligations:
Caa1	1	2,582	27	46	362
Caa3	1	1,420	69	69	2,168
CC	1	2,446	27	33	144
	3	6,448	123	148	2,674
	5	$7,552	$125	$382	$5,389

BEACON FEDERAL BANCORP, INC.

The Company recognized an OTTI credit loss on trust preferred securities of $2,000 and $234,000 during the three and six months ended June 30, 2010, respectively.  The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted in the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the defaults and deferrals contributed to the OTTI credit loss.  For those trust preferred securities with OTTI credit losses, defaults and deferrals provided by a third-party broker decreased by $12.8 million and increased by $2.0 million for the three and six months ended June 30, 2010, respectively.  At June 30, 2010 the projected defaults in the “Baa2” (subject to moderate credit risk and are considered medium-grade and as such may possess certain speculative characteristics) and the “Ca” (highly speculative and are likely in, or very near, default, with some prospect of recovery of principal and interest) trust preferred securities were 23.3% and 33.5%, respectively.

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $123,000 and $148,000 during the three and six months ended June 30, 2010, respectively.  The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted in the fair value amount being less than the carrying amount. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of loans greater than 90 days delinquent contributed to the OTTI credit loss.  For those collateralized mortgage obligations with OTTI credit losses during the period, the percentage of loans greater than 90 days delinquent provided by a third-party broker were 14% on average at June 30, 2010 and March 31, 2010.

The largest OTTI credit loss for any single issue was $228,000 for the six months ended June 30, 2010 and represented 27% of its amortized cost.  The percentages of OTTI credit losses to amortized costs for the other three issues were less than 2%.  These OTTI credit losses resulted more from the Company’s credit analysis than the extent of decline in value of the securities.

An OTTI loss of $490,000 and $707,000 related to two trust preferred securities for the three and six months ended June 30, 2009, respectively.  An OTTI loss of $48,000 and $255,000 related to two collateralized mortgage obligations for the three and six months ended June 30, 2009, respectively.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects,  for the six months ended June 30, 2010 (dollars in thousands):

Credit related impairments with a portion recognized in other comprehensive loss:
Balance at January 1, 2010	$3,293
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	382
Balance at June 30, 2010	$3,675

BEACON FEDERAL BANCORP, INC.

Note 5 – Loans, Foreclosed Assets and Repossessed Assets

Loans, net are summarized as follows:

	June 30,	December 31,
	2010	2009

Real estate:
Residential, 1-4 family	$212,265	$219,863
Multi-family	22,241	23,862
Commercial	102,018	117,499
Construction	18,786	19,392
Consumer - secured	163,589	161,007
Consumer - unsecured	7,464	7,182
Home equity loans	165,322	176,988
Commercial business loans	135,463	101,022
	827,148	826,815
Net deferred loan costs	4,766	4,877
Allowance for loan losses	(18,068)	(15,631)
	$813,846	$816,061

Activity in the allowance for loan losses was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Beginning balance	$17,148	$12,568	$15,631	$10,546
Provision for loan losses	1,500	1,900	3,280	4,470
Loans charged off	(691)	(321)	(1,058)	(938)
Recoveries	111	114	215	183
Ending balance	$18,068	$14,261	$18,068	$14,261

Ratios:
Annualized net charge-offs to average loans outstanding	0.28%	0.10%	0.20%	0.19%
Allowance for loan losses to nonperforming loans at end of period	117.88%	104.98%	117.88%	104.98%
Allowance for loan losses to total loans at end of period	2.18%	1.76%	2.18%	1.76%

BEACON FEDERAL BANCORP, INC.

Following is a summary of nonperforming assets, impaired loans and other related data (dollars in thousands):

	June 30,	December 31,
	2010	2009

Nonaccrual loans	$14,419	$12,061
Loans past due over 90 days still accruing	909	827
Total nonaccrual loans and loans past due over 90 days and still accruing	15,328	12,888
Foreclosed and repossessed assets	740	797
Total nonperforming assets	$16,068	$13,685

Ratios:
Nonperforming loans to total loans	1.85%	1.56%
Nonperforming assets to total assets	1.50%	1.28%

Impaired loans (in nonaccrual loans)	$12,526	$10,331
Impaired loans (past due over 90 days on accrual)	410	647
Total impaired loans	$12,936	$10,978
Allowance for losses on impaired loans	$6,101	$4,103
Impaired loans with no allowance	$-	$27
Average balance of impaired loans	$10,995	$5,102
Interest income recognized	$167	$197

Note 6 – Deposits

Deposits are summarized as follows:

	June 30,	December 31,
	2010	2009

Noninterest-bearing checking	$39,933	$32,292
Interest-bearing checking accounts	47,598	51,824
Savings accounts	84,987	59,868
Money market accounts	164,242	155,740
Certificates of deposit	357,976	393,573
Total deposits	$694,736	$693,297

BEACON FEDERAL BANCORP, INC.

Note 7 – Equity Incentive Plan

As authorized by the Beacon Federal Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 163,461 shares of non-incentive stock options to directors, officers and employees on June 24, 2010.  The options have an exercise price of $9.06 per share, vest over a three-year period and expire ten years from the date of the grant.  The Company has estimated the fair value of awards under this option issuance to be $2.83 per award using the Black-Scholes pricing model.  The Company recorded $9,000 of expense related to this option issuance.

Note 8 – Income Taxes

Under FASB ASC 740-10-25, “Income Taxes,” a tax position is recognized as a benefit only if it is “more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

At June 30, 2010, the Company had $190,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes.  Income tax returns filed for the tax years ended December 31, 2006 through December 31, 2008 remain open to examination by these jurisdictions.

Note 9 – Commitments and Financial Guarantees

As a financial services provider, we routinely are a party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may, and are likely to, expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$44,988	$31,284	$23,785	$20,362
Unused lines of credit	$3,434	$60,337	$6,985	$55,367
Range of fixed-rate commitments	3.25%-15.00%	-	3.25%-15.00%	-

BEACON FEDERAL BANCORP, INC.

The following instruments are considered financial guarantees and are carried at fair value. The contract amount and fair value of these instruments was as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$1,041	$-	$1,041	$-
Limited recourse obligations related to loans sold	$1,664	$-	$1,665	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has agreements to sell residential loans up to $60.0 million to the FHLB of New York.  Approximately $48.6 million has been sold through June 30, 2010.  Under the agreement, the Bank has a maximum credit enhancement of $1.7 million at June 30, 2010.   Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

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

In determining the amount of currently performing collateral for purposes of modeling the expected future cash flows, management analyzed the default and deferral history.  This review indicated significant increases in the number and amount of defaults and deferrals by the financial institution issuers.  Additionally, management has noted the correlation between the rising levels of nonperforming loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and, or, deferred interest payments.  Therefore management has used this ratio as a primary indicator to project the levels of future defaults for fair value analysis purposes.  Management expects the trend of higher default and deferral levels to continue over the next 12 to 24 months as it is widely predicted by experts in the industry that the level of bank failures in 2010 will most probably exceed bank failures reported in 2009, potentially negatively impacting the future cash flows of these securities.

Under the ASC 825-10-25 election, all mortgage loans originated and intended for sale in the secondary market are carried at fair value, utilizing Level 2 inputs as determined based on quotes in the secondary market of outstanding commitments to sell our loans from investors.  The fair value election was made to match changes in the value of these loans with the value of the loan commitment derivatives.  None of the loans held for sale are in a delinquent status.  Fair value gains or losses on loans held for sale are reported on the income statement in the line “Gain on sale of loans.”

The Company estimates fair values on mortgage servicing rights using Level 2 inputs, which include discounted cash flows based on current market pricing. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan, including coupon and loan age. The fair value of each stratification of servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors.  A fair value analysis is also obtained from an independent third party agent.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.

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

BEACON FEDERAL BANCORP, INC.

The Company had outstanding forward sales contracts of $4.3 million in notional value, matched against $6.2 million of interest rate lock commitments at June 30, 2010.  The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $167,000 and $116,800, respectively, at June 30, 2010 and were accounted for at fair value as an undesignated derivative with a $61,000 fair value gain on the interest rate lock commitments and a $73,000 loss on the mandatory forward sales contracts recognized in noninterest income for the six months ended June 30, 2010.  The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company.  Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs.  The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they related to these derivative instruments.

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

Nonfinancial assets measured at fair value on a non-recurring basis include foreclosed and repossessed assets. Assets acquired through or instead of loan foreclosure and by repossession are initially recorded at fair value utilizing level 3 inputs based on recent appraisals less costs to sell when acquired, establishing a new cost basis. The fair value under such appraisals is determined by using one of the following valuation techniques: income, cost or comparable sales.  Foreclosed assets also include properties for which the Bank has taken physical possession, even though formal foreclosure proceedings have not taken place.

BEACON FEDERAL BANCORP, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.  The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$100	$11,097	$-	$11,197
Pooled trust preferred securities	-	-	5,778	5,778
Mortgage-backed securities	-	40,223	-	40,223
Collateralized mortgage obligations - Private issuer	-	16,485	-	16,485
Collateralized mortgage obligations - Government agency	-	93,950	-	93,950
	$100	$161,755	$5,778	$167,633

Loans held for sale	$-	$2,371	$-	$2,371

Mortgage servicing rights	$-	$855	$-	$855

Loan commitment derivatives	$-	$167	$-	$167

Liabilities

Sales contract derivatives	$-	$117	$-	$117

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $40,000 as of June 30, 2010.

BEACON FEDERAL BANCORP, INC.

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
Debt securities:
U.S. Treasury and agencies	$101	$25,972	$-	$26,073
Pooled trust preferred securities	-	-	5,012	5,012
Mortgage-backed securities	-	41,253	-	41,253
Collateralized mortgage obligations - Private issuer	-	18,300	-	18,300
Collateralized mortgage obligations - Government agency	-	76,600	-	76,600
	$101	$162,125	$5,012	$167,238

Loans held for sale	$-	$940	$-	$940

Mortgage servicing rights	$-	$900	$-	$900

Loan commitment derivatives	$-	$79	$-	$79

Liabilities

Sales contract derivatives	$-	$17	$-	$17

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $13,000 as of December 31, 2009.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3).  A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows (dollars in thousands):

Balance at January 1, 2010	$5,012
Transfers into Level 3	-
Capitalized interest	44
Principal paydowns	(135)
Total gains or losses (realized/unrealized)
Included in earnings	(234)
Included in other comprehensive income	1,091
Balance at June 30, 2010	$5,778

Financial Assets Measured at Fair Value on a Non-Recurring Basis.  Assets measured at fair value on a non-recurring basis at June 30, 2010, include impaired loans of $6.8 million, net of allowance for loan losses of $6.1 million, utilizing level 3 inputs.  The impaired loans are collateral dependent.

BEACON FEDERAL BANCORP, INC.

The activity in the allowance for losses on impaired loans during the six months ended June 30, 2010 was as follows (dollars in thousands):

Balance at January 1, 2010	$4,103
Provision for loan losses	2,385
Loans charged off	(277)
Recoveries	(110)
Balance at June 30, 2010	$6,101

Assets measured at fair value on a non-recurring basis at December 31, 2009 consisted of impaired loans of $6.9 million net of allowance for loan losses of $4.1 million.

Nonfinancial Assets Measured at Fair Value on a Non-Recurring Basis.  Nonfinancial assets measured on a non-recurring basis at June 30, 2010 include foreclosed and repossessed assets of $740,000, utilizing Level 3 inputs.  There was no provision for losses on these assets during the six months ended June 30, 2010.

Financial Instruments
Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):
	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$22,003	$22,003	$12,993	$12,993
Interest-bearing deposits	100	100	170	170
Securities available for sale	167,633	167,633	167,238	167,238
Securities held to maturity	12,564	12,769	14,561	14,500
Loans held for sale	2,371	2,371	940	940
Loans, net	813,846	836,812	816,061	812,186
FHLB stock	11,297	N/A	11,487	N/A
Accrued interest receivable	3,520	3,520	3,888	3,888

Financial liabilities:
Deposits	694,736	701,279	693,297	699,514
Federal Home Loan Bank advances	188,902	199,580	191,094	201,123
Securities sold under agreement to repurchase	70,000	78,393	70,000	75,829
Accrued interest payable	$1,562	$1,562	$1,522	$1,522

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

BEACON FEDERAL BANCORP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  The critical accounting policies include the accounting for credit losses, the valuation of securities and the accounting for income taxes.  Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2010.

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

Economic Conditions.  The national economy, as well as the local economies within our market areas, continue to be weak.  The economy has been marked by high unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate has retreated slightly to 9.5%, the same rate as in the prior year, after increasing throughout the second half of 2009.  The unemployment rate in the Company’s primary market area in New York State is slightly below the national average at 8.2% in June 2010 compared to 8.6% in June 2009.  The Federal Open Market Committee has kept the federal funds rate between 0.00% and 0.25% since December 2008.  The reduced federal funds rate has increased the Company’s net interest margin and net interest income.  However, price competition for loans and deposits has increased.

At June 30, 2010 Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

Operating Results.  Net income increased to $1.5 million for the three months ended June 30, 2010 from $0.7 million for the three months ended June 30, 2009.  The increase in net income resulted from substantially higher net interest income, lower FDIC premium expense, lower provision for loan losses and lower other-than-temporary impairments on investment securities, partially offset by higher noninterest expenses and income taxes.

The lower provision for loan losses has resulted from maintaining credit stability with the loan portfolio as a whole.  While requiring less provisioning, the allowance for loan losses as a percentage of total loans has increased steadily since 2008.  See “Comparison of Operating Results - Provision for Loan Losses” for further discussion.

Financial Condition.  Total assets increased slightly by $4.9 million from December 31, 2009 to $1.07 billion at June 30, 2010 as a result of a $9.0 million increase in cash and cash equivalents partially offset by a $2.2 million decrease in loans, net, a $1.6 million decrease in securities and a $0.8 million decrease in other assets.  Stockholders’ equity increased by $5.0 million, or 5.0%, to $106.3 million at June 30, 2010 from $101.3 million at December 31, 2009.  The increase reflected net income of $2.8 million and a decrease in net unrealized holding losses on securities of $2.3 million, partially offset by cash dividends of $0.6 million.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Cash and Cash equivalents.  Cash and cash equivalents increased by $9.0 million, as funds were kept on hand to fund a security purchase in July 2010.

Securities.  Securities available for sale increased slightly to $167.6 million at June 30, 2010 from $167.2 million at December 31, 2009.  The increase in securities available for sale reflected primarily unrealized gains for the period.  Securities held to maturity decreased $2.0 million from maturities to $12.6 million at June 30, 2010.

BEACON FEDERAL BANCORP, INC.

Loans, Net.  Net loans decreased by $2.2 million to $813.8 million at June 30, 2010 from $816.1 million at December 31, 2009.  For the quarter, the Company originated $65.5 million of loans, partially offset by provision for loan losses of $1.5 million and scheduled principal payments.

Other Assets.  Other assets decreased slightly by $0.8 million to $14.8 million at June 30, 2010 from $15.7 million at December 31, 2009, due primarily to the decrease in deferred tax asset as a result of a decrease in net unrealized holding losses on AFS securities for the quarter.

Deposits.  Deposits increased by $1.4 million to $694.7 million at June 30, 2010, from $693.3 million at December 31, 2009.  Savings accounts increased by $25.1 million and represented the largest dollar increase in our deposit accounts.  Brokered deposits, money market and noninterest-bearing checking accounts increased by $10.0 million, $8.5 million and $7.6 million, respectively.  Certificates of deposit and interest-bearing checking deposits decreased $50.5 million and $4.2 million, respectively.  These deposit category fluctuations reflected the Company’s efforts to continue to decrease the cost of funds by reducing the amount of rate sensitive certificates of deposit as a percentage of all deposits.

Borrowings.  FHLB advances decreased by $2.2 million, or 1.1%, to $188.9 million at June 30, 2010 from $191.1 million at December 31, 2009 as the Company was able to fund loan originations for the period using maturities of securities and growth in deposits.  The Company also has access when necessary to alternative sources of financing, including brokered deposits, CDARS and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

Stockholders’ Equity.  Stockholders’ equity increased by $5.0 million, or 5.0%, to $106.3 million at June 30, 2010 from $101.3 million at December 31, 2009.  The increase reflected net income of $2.8 million and a decrease in net unrealized holding losses on securities of $2.3 million, partially offset by cash dividends of $0.6 million.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Interest Income.  Interest income was $13.5 million in the second quarter of 2010, a decrease of $149,000, or 1.1%, compared with the second quarter of 2009.  The decrease resulted primarily from lower yields on securities, partially offset by a higher average balance of loans and securities.

Interest income on loans of $11.5 million for the second quarter increased $66,000, or less than 1%, from the same period in the prior year.  The effect of a higher average balance of loans was partially offset by a lower average yield. The average balance on loans increased to $829.7 million for the quarter ended June 30, 2010 from $812.4 million for the quarter ended June 30, 2009, reflecting our continued emphasis on loan growth.  The average yield on loans declined 8 basis points to 5.54% for the quarter ended June 30, 2010 from 5.62% for the quarter ended June 30, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2010 period compared to the 2009 period.

Interest income on securities for the quarter of $1.9 million, decreased by $151,000 from the second quarter 2009, reflecting lower average yields on such securities to 4.22% from 5.40%, substantially offset by higher average balances to $183.2 million from $154.3 million.

Interest Expense.  Interest expense was $5.8 million in the second quarter of 2010, decreasing by $0.9 million, or 14.0%, compared with the second quarter of 2009.  The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher average balances of deposits.

BEACON FEDERAL BANCORP, INC.

Interest expense on deposits decreased by $1.0 million, or 26.7%, to $2.9 million for the quarter ended June 30, 2010 from $3.9 million for the quarter ended June 30, 2009.  The average rate paid on deposits decreased 77 basis points to 1.77% for the current quarter from 2.54% for the comparable quarter in 2009. The average balance of deposits increased to $652.2 million for the quarter ended June 30, 2010 from $619.7 million for the quarter ended June 30, 2009.

Interest expense on certificates of deposit decreased by $744,000, or 25.4%, to $2.2 million for the quarter ended June 30, 2010 from $2.9 million for the quarter ended June 30, 2009, due primarily to a decrease of 83 basis points in average certificate of deposit rates to 2.45% from 3.28%.  Interest expense on money market accounts decreased to $546,000 from $766,000, reflecting substantially lower average rates on such accounts, 1.23% in the 2010 period compared to 2.08% in the 2009 period, partially offset by higher average balances on such accounts, $177.8 million compared to $147.5 million.

Interest expense on borrowings decreased to $2.7 million for the quarter ended June 30, 2010 from $2.8 million for the quarter ended June 30, 2009, due primarily to a lower average balance, partially offset by a higher average rate.  The average balance on borrowings decreased to $259.2 million for the quarter ended June 30, 2010 from $278.6 million for the quarter ended June 30, 2009. The interest rates paid on such borrowings increased to 4.18% from 4.00%.

Net Interest Income.  Net interest income of $7.7 million for the second quarter 2010, increased by $0.8 million, or 11.4%, from $6.9 million for the second quarter 2009.  The increase in net interest income was due to a higher interest rate spread and overall asset growth.  Our net interest rate spread increased to 2.71% for the current quarter from 2.44% for the second quarter 2009 and the net interest margin increased to 2.99% from 2.77%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 48 basis points, while the yield on interest-earning assets declined by 21 basis points.

Net interest-earning assets increased to $117.4 million for the quarter ended June 30, 2010 from $108.6 million for the quarter ended June 30, 2009.  The increase in net interest-earning assets was principally a result of using deposits to fund loan growth and to allow for a $19.5 million reduction in average borrowings.

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

BEACON FEDERAL BANCORP, INC.

We recorded a provision for loan losses of $1.5 million for the quarter ended June 30, 2010 compared to a provision for loan losses of $1.9 million for the quarter ended June 30, 2009.  The provision for loan losses was lower as a result of maintaining credit stability within the loan portfolio as a whole for the quarter.

Net loan charge-offs were $580,000 ($344,000 of which related to a loan specifically reserved for in prior periods) for the quarter ended June 30, 2010, compared to net charge-offs of $207,000 for the quarter ended June 30, 2009.

The allowance for loan losses was $18.1 million, or 2.18% of total loans at June 30, 2010 compared to $14.3 million, or 1.76%, of total loans at December 31, 2009.  Total nonperforming loans increased by $2.4 million to $16.1 million at June 30, 2010, compared to $13.7 million at December 31, 2009.  Nonperforming loans at June 30, 2010 and June 30, 2009 were primarily secured by commercial real estate, multi-family and 1-4 family residential real estate and commercial business assets.  Of the $18.1 million allowance for loan losses, $6.1 million relates to impaired loans.  The allowance for impaired loans increased $2.0 million or 48.7% from December 31, 2009, with $1.5 million of the increase resulting from three loans.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of June 30, 2010.

Noninterest Income.  Noninterest income increased $469,000, or 57.5%, for the quarter ended June 30, 2010 to $1.3 million from $0.8 million for the quarter ended June 30, 2009 resulting primarily from $413,000 less other-than-temporary impairment credit loss on debt securities and $109,000 increase in service income as compared to the second quarter of 2009.

Noninterest Expense.  Noninterest expense increased by $365,000, or 7.7%, to $5.1 million for the quarter ended June 30, 2010 from $4.8 million for the quarter ended June 30, 2009.  The increase in noninterest expense was due primarily to increases in salaries and benefits, occupancy and equipment and other expense, partially offset by a decrease in the FDIC premium expense.

Salaries and employee benefits increased by $421,000, or 18.7%, to $2.7 million for the quarter ended June 30, 2010 from $2.3 million for the quarter ended June 30, 2009 due primarily to standard wage increases, 7% increase in FTE staff, 3% increase in group insurance and a severance payment to a former officer.

Occupancy and equipment expense increased by $225,000, or 61.3%, to $592,000 for the quarter ended June 30, 2010 from $367,000 for the quarter ended June 30, 2009 due primarily to a full quarter of operating costs of the Company’s new branch and corporate headquarters that were leased beginning in June 2009.

Other expense increased by $203,000, or 25.4%, to $1.0 million for the quarter ended June 30, 2010 from $800,000 for the quarter ended June 30, 2009 due primarily to outsourcing the servicing of ATMs and increased debit card usage.

FDIC premium expense decreased by $548,000, or 64.7%, to $299,000 for the quarter ended June 30, 2010 from $847,000 for the quarter ended June 30, 2009 as a result of the FDIC special assessment on all insured institutions to rebuild the Deposit Insurance Fund of $500,000 incurred during the second quarter 2009.

BEACON FEDERAL BANCORP, INC.

Income Tax Expense.  The provision for income taxes was $906,000 for the quarter ended June 30, 2010, compared to $402,000 for the quarter ended June 30, 2009.  The increase was due to $1.3 million higher pre-tax income and slightly higher effective tax rate.  Our effective tax rate was 37.9% for the quarter ended June 30, 2010 compared to 36.7% for the quarter ended June 30, 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

Interest Income.  Interest income was $27.3 million for the six months ended June 30, 2010, decreasing by $210,000, or less than 1%, compared with the six months ended June 30, 2009.  The decrease resulted primarily from lower yields on securities and loans, partially offset by a higher average balance of both.

Interest income on loans of $23.1 million for the six months ended June 30, 2010 increased $336,000, or 1.5%, from the same period in the prior year.  The effect of a higher average balance of loans was partially offset by a lower average yield. The average balance on loans increased to $832.8 million for the six months ended June 30, 2010 from $804.6 million for the six months ended June 30, 2009, reflecting our continued emphasis on loan growth.  The average yield on loans declined 12 basis points to 5.58% for the six months ended June 30, 2010 from 5.70% for the six months ended June 30, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2010 period compared to the 2009 period.

Interest income on securities for the six months ended June 30, 2010 of $3.9 million, decreased by $539,000 from the same period in 2009, reflecting lower average yields on such securities to 4.31% from 5.63%, partially offset by higher average balances to $182.1 million from $158.7 million.

Interest Expense.  Interest expense was $11.8 million for the six months ended June 30, 2010, decreasing by $2.0 million, or 14.5%, compared with the same period in 2009.  The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher average balances of deposits.

Interest expense on deposits decreased by $2.1 million, or 25.9%, to $6.1 million for the six months ended June 30, 2010 from $8.2 million for the six months ended June 30, 2009.  The average rate paid on deposits decreased 83 basis points to 1.86% for the six months ended June 30, 2010 from 2.69% for the comparable period in 2009. The average balance of deposits increased to $656.3 million for the six months ended June 30, 2010 from $613.1 million for the six months ended June 30, 2009.

Interest expense on certificates of deposit decreased by $1.3 million, or 21.8%, to $4.7 million for the six months ended June 30, 2010 from $6.0 million for the six months ended June 30, 2009, due primarily to a decrease of 86 basis points in average certificate of deposit rates to 2.55% from 3.41%. The decrease in deposit rates was partially offset by a $16.9 million increase in the average balances of certificates of deposit to $370.5 million from $353.6 million. Interest expense on money market accounts decreased to $1.1 million from $1.7 million, reflecting substantially lower average rates on such accounts, 1.29% in the 2010 period compared to 2.28% in the 2009 period, partially offset by higher average balances on such accounts, $172.2 million compared to $147.9 million.

Interest expense on borrowings decreased to $5.3 million for the six months ended June 30, 2010 from $5.6 million for the six months ended June 30, 2009, due primarily to a lower average balance, partially offset by a higher average rate.  The average balance on borrowings decreased to $259.8 million for the six months ended June 30, 2010 from $282.0 million for the six months ended June 30, 2009. The interest rates paid on such borrowings increased to 4.15% from 4.02%.

BEACON FEDERAL BANCORP, INC.

Net Interest Income.  Net interest income of $15.5 million for the six months ended June 30, 2010, increased by $1.8 million, or 13.1%, from $13.7 million for the six months ended June 30, 2009.  The increase in net interest income was due to a higher interest rate spread and overall asset growth.  Our net interest rate spread increased to 2.73% for the six months ended June 30, 2010 from 2.42% for the six months ended June 30, 2009 and the net interest margin increased to 3.01% from 2.75%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 54 basis points, while the yield on interest-earning assets declined by 23 basis points.

Net interest-earning assets increased to $112.8 million for the six months ended June 30, 2010 from $106.4 million for the six months ended June 30, 2009.  The increase in net interest-earning assets was principally a result of using deposits to fund loan growth and to allow for a $22.2 million reduction in average borrowings.

Provision for Loan Losses. We recorded a provision for loan losses of $3.3 million for the six months ended June 30, 2010 compared to a provision for loan losses of $4.5 million for the six months ended June 30, 2009.  The provision for loan losses was lower as a result of maintaining credit stability within the loan portfolio as a whole for the period.

Net loan charge-offs were $843,000 for the six months ended June 30, 2010, compared to net charge-offs of $755,000 for the six months ended June 30, 2009.

Noninterest Income.  Noninterest income increased $786,000, or 48.7%, for the six months ended June 30, 2010 to $2.4 million from $1.6 million for the six months ended June 30, 2009 resulting primarily from $580,000 less other-than-temporary impairment credit loss on debt securities and $175,000 increase in service charges for the first six months of 2010 as compared to the same period in the prior year.

Noninterest Expense.  Noninterest expense increased by $1.1 million, or 12.0%, to $10.1 million for the six months ended June 30, 2010 from $9.1 million for the six months ended June 30, 2009.  The increase in noninterest expense was due primarily to increases in salaries and benefits, occupancy and equipment and other expense, partially offset by a decrease in the FDIC premium expense.

Salaries and employee benefits increased by $692,000, or 15.0%, to $5.3 million for the six months ended June 30, 2010 from $4.6 million for the six months ended June 30, 2009 due primarily to due primarily to standard wage increases, 7% increase in FTE staff, 3% increase in group insurance and a severance payment to a former officer.

Occupancy and equipment expense increased by $490,000, or 70.6%, to $1.2 million for the six months ended June 30, 2010 from $694,000 for the six months ended June 30, 2009 due primarily to having a full six months of operating costs of the Company’s new branch and corporate headquarters that were leased beginning in June 2009.

Other expense increased by $196,000, or 11.2%, to $1.9 million for the six months ended June 30, 2010 from $1.7 million for the six months ended June 30, 2009 due primarily to outsourcing the servicing of ATMs and increased debit card usage.

FDIC premium expense decreased by $393,000, or 38.9%, to $617,000 for the six months ended June 30, 2010 from $1.0 million for the six months ended June 30, 2009 as a result of the FDIC special assessment on all insured institutions to rebuild the Deposit Insurance Fund of $500,000 incurred during the second quarter 2009.

BEACON FEDERAL BANCORP, INC.

Income Tax Expense.  The provision for income taxes was $1.7 million for the six months ended June 30, 2010, compared to $633,000 for the six months ended June 30, 2009.  The increase was due to $2.7 million higher pre-tax income and slightly higher effective tax rate.  Our effective tax rate was 37.5% for the six months ended June 30, 2010 compared to 35.9% for the six months ended June 30, 2009.

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

	For the Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$829,723	$11,451	5.54%	$812,442	$11,385	5.62%
Securities	183,225	1,928	4.22	154,342	2,079	5.40
FHLB stock	11,367	120	4.23	12,496	177	5.68
Interest-earning deposits	12,168	5	0.16	27,633	12	0.17
Total interest-earning assets	1,036,483	13,504	5.23	1,006,913	13,653	5.44
Noninterest-earning assets	29,626			26,216
Total assets	$1,066,109			$1,033,129

Interest-bearing liabilities:
Savings	$70,716	$74	0.42	$60,851	$46	0.30
Money market accounts	177,770	546	1.23	147,451	766	2.08
NOW accounts	47,506	77	0.65	53,826	189	1.41
Time accounts	356,176	2,180	2.45	357,594	2,924	3.28
Total deposits	652,168	2,877	1.77	619,722	3,925	2.54
FHLB advances	189,148	2,023	4.29	208,641	2,236	4.30
Reverse repurchase agreements	70,003	675	3.87	70,000	549	3.15
Lease obligation	7,737	196	10.16	-	-	-
Total interest-bearing liabilities	919,056	5,771	2.52	898,363	6,710	3.00

Noninterest-bearing deposits	38,331			32,744
Other noninterest-bearing liabilities	3,054			6,503
Total liabilities	960,441			937,610
Stockholders’ equity	105,668			95,519
Total liabilities and equity	$1,066,109			$1,033,129

Net interest income		$7,733			$6,943

Net interest rate spread			2.71%			2.44%

Net interest-earning assets	$117,427			$108,550

Net interest margin			2.99%			2.77%

Average of interest-earning assets to interest-bearing liabilities			112.78%			112.08%

BEACON FEDERAL BANCORP, INC.

	For the Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$832,822	$23,063	5.58%	$804,576	$22,727	5.70%
Securities	182,089	3,895	4.31	158,745	4,434	5.63
FHLB stock	11,461	287	5.05	12,772	276	4.36
Interest-earning deposits	10,305	10	0.20	25,330	28	0.22
Total interest-earning assets	1,036,677	27,255	5.30	1,001,423	27,465	5.53
Noninterest-earning assets	30,650			27,273
Total assets	$1,067,327			$1,028,696

Interest-bearing liabilities:
Savings	$65,464	$120	0.37	$58,814	$104	0.36
Money market accounts	172,153	1,104	1.29	147,927	1,671	2.28
NOW accounts	48,193	150	0.63	52,736	411	1.57
Time accounts	370,500	4,681	2.55	353,588	5,986	3.41
Total deposits	656,310	6,055	1.86	613,065	8,172	2.69
FHLB advances	189,803	3,999	4.25	211,990	4,530	4.31
Reverse repurchase agreements	70,001	1,343	3.87	70,000	1,092	3.15
Lease obligation	7,737	392	10.22	-	-	-
Total interest-bearing liabilities	923,851	11,789	2.57	895,055	13,794	3.11

Noninterest-bearing deposits	35,882			31,665
Other noninterest-bearing liabilities	3,135			2,717
Total liabilities	962,868			929,437
Stockholders’ equity	104,459			99,259
Total liabilities and equity	$1,067,327			$1,028,696

Net interest income		$15,466			$13,671

Net interest rate spread			2.73%			2.42%

Net interest-earning assets	$112,826			$106,368

Net interest margin			3.01%			2.75%

Average of interest-earning assets to interest-bearing liabilities			112.21%			111.88%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the six months ended June 30, 2010, our liquidity ratio averaged 11.1%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2010.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2010, cash and cash equivalents totaled $22.0 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $167.6 million at June 30, 2010.  On that date, we had $188.9 million of Federal Home Loan Bank advances outstanding and $1.7 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $25.6 million.

At June 30, 2010, we had $76.3 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $63.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2010 totaled $208.4 million, or 30.0% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, BIC and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the six months ended June 30, 2010, we originated $112.2 million of loans, and during the six months ended June 30, 2009, we originated $194.6 million of loans.  We purchased $35.7 million of securities during the six months ended June 30, 2010, compared to $26.0 million during the six months ended June 30, 2009.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $1.4 million for the six months ended June 30, 2010 compared to $32.0 million for the six months ended June 30, 2009.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Net Federal Home Loan Bank advances decreased by $2.2 million for the six months ended June 30, 2010, compared to a decrease of $10.0 million for the six months ended June 30, 2009.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At June 30, 2010, we had the ability to borrow up to $216.1 million ($25.6 million available) from the Federal Home Loan Bank of New York.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At June 30, 2010 the Bank met all capital adequacy requirements.

BEACON FEDERAL BANCORP, INC.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2010 and December 31, 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$92,408
Unrealized loss on AFS securities	3,201
Tier 1 (Core) Capital and Tangible Capital	95,609	8.88%	$16,156	1.50%
General valuation allowance (1)	10,263
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$104,207	12.69%	$65,684	8.00%	$82,105	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$93,944	11.44%	$32,842	4.00%	$49,263	6.00%
Tier 1 (Core) Capital to adjusted total assets	$95,609	8.92%	$43,082	4.00%	$53,853	5.00%
(1)  Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$86,597
Unrealized loss on AFS securities	5,462
Tier 1 (Core) Capital and Tangible Capital	92,059	8.56%	$16,140	1.50%
General valuation allowance (1)	10,175
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$100,569	12.35%	$65,121	8.00%	$81,401	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$90,394	11.10%	$32,561	4.00%	$48,841	6.00%
Tier 1 (Core) Capital to adjusted total assets	$92,059	8.56%	$43,041	4.00%	$53,801	5.00%
(1)  Limited to 1.25% of risk-weighted assets.

Asset Quality

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at June 30, 2010, classified assets included substandard loans of $16.9 million and doubtful loans of $1.9 million.  Substandard loans and doubtful loans were $13.5 million and $2.4 million, respectively, at December 31, 2009.  As of June 30, 2010, we had $15.3 million of loans designated as special mention, compared to $16.7 million at December 31, 2009.

As of June 30, 2010, our largest borrower under the substandard asset category had loans secured by undeveloped land located in New York, with a principal balance of $3.0 million.  As of June 30, 2010, our largest doubtful loan was secured by first mortgage liens on two commercial properties, with a principal balance of $0.8 million.  As of June 30, 2010, our largest loan designated as special mention was secured by a commercial property located in New Hampshire, with a principal balance of $3.3 million.

Off-Balance Sheet Arrangements

In our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 30, 2010, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)	(b)	Shares (or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs)

April 1, 2010 through April 30, 2010	-	$-	-	-
May 1, 2010 through May 31, 2010	5,325	$8.97	5,325	321,344
June 1, 2010 through June 30, 2010	7,116	$8.83	7,116	314,228
Total	12,441	$8.89	12,441

On April 29, 2010, the Board of Directors authorized the Company’s fourth stock repurchase program of 326,669 shares.

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

BEACON FEDERAL BANCORP, INC.

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
BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: August 6, 2010	BY:	/s/ Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	/s/ Lisa M. Jones
Lisa M. Jones, Vice-President and Principal Financial and
Accounting Officer