Form 10-Q
period 2010-09-30
Beacon Federal Bancorp, Inc.
filed 2010-11-10
CIK 1401573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________ Commission file number 001-33713

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 3, 2010
Common Stock, par value $0.01 per share	6,450,854

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents - cash and due from financial institutions	$12,762	$12,993
Interest-bearing deposits in other financial institutions	-	170
Securities available for sale	176,827	167,238
Securities held to maturity (fair value of $12,017 and $14,500, respectively)	11,714	14,561
Loans held for sale	1,900	940
Loans, net of allowance for loan losses of $19,555 and $15,631, respectively	802,975	816,061
Federal Home Loan Bank (“FHLB”) of New York stock	10,427	11,487
Premises and equipment, net	12,295	12,604
Accrued interest receivable	3,512	3,888
Foreclosed and repossessed assets	806	797
Bank-owned life insurance (“BOLI”)	10,586	10,488
Other assets	15,080	15,670
Total assets	$1,058,884	$1,066,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$697,131	$693,297
Federal Home Loan Bank advances	171,624	191,094
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	3,886	3,511
Capital lease obligation	7,739	7,736
Total liabilities	950,380	965,638
Commitments and contingencies (Note 9)
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,644,854 and 7,653,565 shares issued; 6,443,458 and 6,533,378 shares outstanding, respectively	76	76
Additional paid-in capital	73,787	73,156
Retained earnings-substantially restricted	50,048	47,019
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,463)	(3,997)
Accumulated other comprehensive loss, net	(1,663)	(5,462)
Treasury stock, 1,201,396 and 1,120,187 shares at cost, respectively	(10,281)	(9,533)
Total stockholders’ equity	108,504	101,259
Total liabilities and stockholders’ equity	$1,058,884	$1,066,897

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income:	(Unaudited)		(Unaudited)
Loans, including fees	$11,577	$11,606	$34,640	$34,333
Securities	1,842	2,178	5,737	6,612
FHLB stock	130	175	417	451
Federal funds sold and other	5	8	15	36
Total interest income	13,554	13,967	40,809	41,432
Interest expense:
Deposits	2,771	3,801	8,826	11,973
FHLB advances	1,986	2,244	5,985	6,774
Securities sold under agreement to repurchase	683	555	2,026	1,647
Lease obligation	196	186	588	186
Total interest expense	5,636	6,786	17,425	20,580
Net interest income	7,918	7,181	23,384	20,852
Provision for loan losses	1,930	1,300	5,210	5,770
Net interest income after provision for loan losses	5,988	5,881	18,174	15,082
Noninterest income:
Service charges	870	772	2,472	2,199
Commission and fee income	372	261	688	548
Change in cash surrender value of BOLI	54	23	98	92
Gain on sale of loans	52	152	266	539
Other-than-temporary impairment (OTTI) credit loss on securities	(634)	(192)	(1,016)	(1,154)
OTTI loss on cost method equity investment	-	(95)	-	(95)
Other	273	227	880	634
Total noninterest income	987	1,148	3,388	2,763
Noninterest expense:
Salaries and employee benefits	2,633	2,252	7,931	6,858
Occupancy and equipment	586	531	1,770	1,225
Advertising and marketing	112	143	316	360
Telephone, delivery and postage	177	195	531	550
Supplies	42	59	147	190
Audit and examination	194	198	627	489
FDIC premium expense	315	378	932	1,388
Other	1,098	1,018	3,043	2,767
Total noninterest expense	5,157	4,774	15,297	13,827
Income before income taxes	1,818	2,255	6,265	4,018
Income tax expense	662	856	2,331	1,489
Net income	$1,156	$1,399	$3,934	$2,529
Basic and diluted earnings per share	$0.19	$0.22	$0.64	$0.38

OTTI credit loss on securities:
Total OTTI loss on securities	$689	$192	$1,115	$1,174
Portion of OTTI loss recognized in other comprehensive loss before income taxes	(55)	-	(99)	(20)
OTTI credit loss on securities	$634	$192	$1,016	$1,154

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Common Stock	$76	$76	$76	$76

Additional paid-in capital:
Balance at beginning of period	73,546	72,646	73,156	72,160
Earned ESOP shares	(4)	-	(38)	(55)
Amortization of stock-based compensation expense	245	294	669	835
Balance at end of period	73,787	72,940	73,787	72,940

Retained earnings:
Balance at beginning of period	49,191	45,240	47,019	44,699
Net income	1,156	1,399	3,934	2,529
Cash dividends, $.05, $.05, $.15 and $.14 per share, respectively	(299)	(311)	(905)	(900)
Balance at end of period	50,048	46,328	50,048	46,328

Unearned ESOP shares:
Balance at beginning of period	(3,641)	(4,387)	(3,997)	(4,733)
Earned ESOP shares	178	-	534	346
Balance at end of period	(3,463)	(4,387)	(3,463)	(4,387)

Accumulated other comprehensive loss, net:
Balance at beginning of period	(3,201)	(9,206)	(5,462)	(10,117)
Net change in unrealized gains (losses) on available for sale securities, net of taxes of $1,047, $2,132, $2,572 and $2,747 respectively	1,571	3,198	3,859	4,121
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of $22, $39 and $8, respectively	(33)	-	(60)	(12)
Balance at end of period	(1,663)	(6,008)	(1,663)	(6,008)

Treasury stock:
Balance at beginning of period	(9,643)	(7,314)	(9,533)	-
Repurchase of 68,768; 98,135; 81,209 and 979,169 shares of common stock, respectively	(638)	(920)	(748)	(8,234)
Balance at end of period	(10,281)	(8,234)	(10,281)	(8,234)
Total stockholders’ equity	$108,504	$100,715	$108,504	$100,715

Comprehensive income:
Net income	$1,156	$1,399	$3,934	$2,529
Net change in unrealized gains (losses) on available for sale securities, net of taxes of $1,047, $2,132, $2,572 and $2,747 respectively	1,571	3,198	3,859	4,121
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of $22, $39 and $8, respectively	(33)	-	(60)	(12)
Comprehensive income	$2,694	$4,597	$7,733	$6,638

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:	(Unaudited)
Net income	$3,934	$2,529
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,210	5,770
Change in fair value of servicing assets	326	150
Depreciation and amortization	1,061	616
ESOP expense	496	291
Amortization of stock-based compensation expense	669	835
Amortization of net deferred loan costs	1,962	1,875
Net amortization of premiums and discounts on securities	306	4
Gain on sale of loans	(266)	(539)
Other-than-temporary impairment loss on securities	1,016	1,249
Originations of loans held for sale	(29,220)	(84,366)
Proceeds from loans held for sale	28,526	84,677
Proceeds from sale of trading account assets	-	23,337
Increase in cash surrender value of BOLI	(98)	(92)
Net change in:
Accrued interest receivable	376	176
Other assets	(2,271)	(1,066)
Accrued interest payable and other liabilities	378	(163)
Net cash provided by operating activities	12,405	35,283
Cash flows from investing activities:
Purchase of FHLB stock	(886)	(644)
Redemption of FHLB stock	1,946	1,484
Securities held to maturity:
Maturities, prepayments and calls	2,785	7,598
Securities available for sale:
Purchases	(60,301)	(65,544)
Proceeds from maturity or call	55,786	33,799
Maturities of interest-bearing deposits	170	100
Loan originations and payments, net	5,402	(50,607)
Purchase of premises and equipment	(752)	(2,224)
Proceeds from sale of foreclosed and repossessed assets	503	1,127
Net cash provided by (used for) investing activities	$4,653	$(74,911)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from financing activities:	(Unaudited)
Net change in deposits	$3,834	$54,563
Proceeds from FHLB advances	36,300	18,000
Repayment of FHLB advances	(55,770)	(30,547)
Repayment of lease obligation	-	(69)
Cash dividends	(905)	(900)
Repurchase of common stock	(748)	(8,234)
Net cash (used for) provided by financing activities	(17,289)	32,813
Net change in cash and cash equivalents	(231)	(6,815)
Cash and cash equivalents at beginning of period	12,993	18,297
Cash and cash equivalents at end of period	$12,762	$11,482
Supplemental cash flow information:
Interest paid	$17,489	$21,164
Income taxes paid	$4,559	$3,129
Real estate and repossessions acquired in settlement of loans	$561	$1,289
Supplemental schedule of non-cash investing and financing activities:
Building acquired with capital lease obligation	$-	$7,800

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Beacon Federal Bancorp, Inc. (the “Company”), a financial holding company that owns and operates Beacon Federal (the “Bank”), and have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers loans that are not individually classified as impaired and is based on the historical loan loss experience for the last four years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

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

BEACON FEDERAL BANCORP, INC.

New Accounting Pronouncements

On January 1, 2010, we adopted ASU No. 2009-16 “Transfers and Servicing (Topic 860) - Accounting For Transfers of Financial Assets,” which is a codification of guidance issued in June 2009. This guidance removes the concept of a qualifying special-purpose entity. The guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.

On January 1, 2010, we adopted ASU No. 2009-17 “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which is a codification of guidance issued in June 2009. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity (VIE) and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. VIEs are assessed for consolidation under Topic 810 when we hold variable interests in these entities. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” The ASU provides amendments that require disclosures of the transfers in or out of level 1 and 2 inputs and the reasons for the transfers and summary of activity in Level 3 fair value measurements on a gross basis rather than net. In addition, the ASU clarifies existing disclosures related to the level of disaggregation and inputs and valuation techniques. The level 3 purchases, sales, issuances and settlements activity disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. All other disclosures will be effective for interim and annual periods beginning after December 15, 2009. The ASC was adopted January 1, 2010, and did not have any material impact on the Company’s financial position or results of operations as it required only disclosures which are included in the Fair Value footnote to the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.” The ASU amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance also eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU is effective for interim and annual periods beginning after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The anticipated adoption of this guidance on December 31, 2010 will expand the Company’s disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.

BEACON FEDERAL BANCORP, INC.

Note 3 – Earnings Per Share

Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released and stock options, to the extent dilutive, are considered outstanding. Under the treasury stock method, stock options are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the option price during the period. In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period. Basic and diluted earnings per share are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Basic earnings per share:

Net income	$1,156	$1,399	$3,934	$2,529
Less dividends paid:
Common stock	292	298	883	863
Participating securities	7	13	22	37

Undistributed earnings	$857	$1,088	$3,029	$1,629

Weighted-average basic shares outstanding	5,967	6,031	5,982	6,336
Add: weighted-average participating securities outstanding	146	266	146	266
Total weighted-average basic shares and participating securities outstanding	6,113	6,297	6,128	6,602

Distributed earnings per share	$0.05	$0.05	$0.15	$0.14
Undistributed earnings per share	0.14	0.17	0.49	0.24
Net income per share	$0.19	$0.22	$0.64	$0.38

Diluted earnings per share:

Undistributed earnings	$857	$1,088	$3,029	$1,629

Total weighted-average basic shares and participating securities outstanding	6,113	6,297	6,128	6,602
Add: Dilutive stock options	28	3	9	-
Total weighted-average diluted shares and participating securities outstanding	6,141	6,300	6,137	6,602

Distributed earnings per share	$0.05	$0.05	$0.15	$0.14
Undistributed earnings per share	0.14	0.17	0.49	0.24
Net income per share	$0.19	$0.22	$0.64	$0.38

Anti-dilutive option shares	19	-	9	13

BEACON FEDERAL BANCORP, INC.

Note 4 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at September 30, 2010 were as follows (dollars in thousands):

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$3,948	$141	$(3)	$4,086
Collateralized mortgage obligations - Private issuer	5,265	56	(81)	5,240
Collateralized mortgage obligations - Government agency	2,501	190	-	2,691
Total	$11,714	$387	$(84)	$12,017

Available for sale:
Debt securities:
Treasuries	$100	$-	$-	$100
Agencies	6,004	65	-	6,069
Pooled trust preferred securities	11,918	-	(6,272)	5,646
Mortgage-backed securities - Residential	44,264	1,928	(39)	46,153
Collateralized mortgage obligations - Private issuer	18,024	365	(1,544)	16,845
Collateralized mortgage obligations - Government agency	99,186	2,835	(7)	102,014
Total	$179,496	$5,193	$(7,862)	$176,827

Mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are backed by single-family mortgage loans. The Company does not have any such securities backed by commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2009 were as follows (dollars in thousands):

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$4,850	$116	$-	$4,966
Collateralized mortgage obligations - Private issuer	6,652	5	(323)	6,334
Collateralized mortgage obligations - Government agency	3,059	141		3,200
Total	$14,561	$262	$(323)	$14,500

Available for sale:
Debt securities:
Treasuries	$100	$1	$-	$101
Agencies	26,002	21	(51)	25,972
Pooled trust preferred securities	12,755	-	(7,743)	5,012
Mortgage-backed securities - Residential	39,629	1,646	(22)	41,253
Collateralized mortgage obligations - Private issuer	23,242	13	(4,955)	18,300
Collateralized mortgage obligations - Government agency	74,512	2,164	(76)	76,600
Total	$176,240	$3,845	$(12,847)	$167,238

Maturities of debt securities at September 30, 2010 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
September 30, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$-	$-	$-	$-
Due after one through five years	-	-	6,104	6,169
Due after five through ten years	-	-	-	-
Due after ten years	-	-	11,918	5,646
	-	-	18,022	11,815
Mortgage-backed securities - Residential	3,948	4,086	44,264	46,153
Collateralized mortgage obligations - Private issuer	5,265	5,240	18,024	16,845
Collateralized mortgage obligations - Government agency	2,501	2,691	99,186	102,014
	$11,714	$12,017	$179,496	$176,827

BEACON FEDERAL BANCORP, INC.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2010	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Pooled trust preferred securities	$-	$-	$5,646	$(6,272)	$5,646	$(6,272)
Mortgage backed securities - Residential	7,657	(39)	965	(3)	8,622	(42)
CMOs - Private issuer	-	-	14,944	(1,625)	14,944	(1,625)
CMOs - Government Agency	5,076	(7)	-	-	5,076	(7)
	$12,733	$(46)	$21,555	$(7,900)	$34,288	$(7,946)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss

Agencies	$5,953	$(51)	$-	$-	$5,953	$(51)
Pooled trust preferred securities	-	-	5,012	(7,743)	5,012	(7,743)
Mortgage backed securities - Residential	3,263	(22)	-	-	3,263	(22)
CMOs - Private issuer	574	(3)	20,142	(5,275)	20,716	(5,278)
CMOs - Government Agency	9,801	(76)	-	-	9,801	(76)
	$19,591	$(152)	$25,154	$(13,018)	$44,745	$(13,170)

No assurance can be made that the credit quality of the securities with unrealized losses at September 30, 2010 will not deteriorate in the future which may require future reductions in income for other-than-temporary impairment (“OTTI”) credit losses.

Pooled Trust Preferred Securities (PTPS) (6 issues with unrealized loss). The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the present value of expected future cash flows which was more than the carrying amount for three of the six PTPS with unrealized losses. The predominate factor in the present value of expected cash flows being greater than the carrying amount was the Company holding senior tranche positions in those securities, providing a priority in receipt of the cash flows estimated to be collected. Accordingly, the Company did not consider the unrealized losses on those three securities to be other-than-temporary credit-related losses at September 30, 2010.

Our PTPS were rated “BBB+” (medium quality), or lower, and the lowest was rated “C” (highly vulnerable, perhaps in bankruptcy or in arrears but still continuing to pay out on obligations), as discussed below under the caption “Other-Than-Temporary Impairments.”

BEACON FEDERAL BANCORP, INC.

Mortgage-backed Securities (3 issues with unrealized loss) and Collateralized Mortgage Obligations (9 issues with unrealized loss). The unrealized losses on the Company’s mortgage-backed securities and collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at September 30, 2010.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC. Of the Company’s fifty-four CMOs, forty are government agency and fourteen are privately issued. The CMOs with unrealized losses are all privately issued CMOs except for one (GNMA with a $7,000 unrealized loss), which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Three privately issued CMOs with unrealized losses were rated investment grade or better and five privately issued CMOs were rated less than investment grade (including three subprime securities) with the lowest rated “C.”

Individual debt securities in an unrealized loss position greater than 12 months and below investment grade with the lowest rating by security type as of September 30, 2010, are as follows (dollars in thousands):

Description	Class	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating
CMOs - Private Issuer:
CWALT 2006-19CB	A14	$3,554	$3,071	$(483)	C
CWALT 2005-J11	1A10	2,449	2,247	(202)	Caa1
ARMT 2005-3	4A1	2,963	2,526	(437)	Caa1
JPMMT 2007-S3	2A3	2,357	2,307	(50)	C
First Horizon ALT 2006	FA4	2,265	1,892	(373)	C

Trust Preferred Securities:
Alesco Preferred Funding IV	B-1	637	205	(432)	Ca
Alesco Preferred Funding Ltd	A-1	2,333	1,378	(955)	BB+
US Capital Funding III 12/01/35	A-2	2,966	900	(2,066)	Baa2
US Capital Funding I 05/01/34	B-2	616	70	(546)	C

The Company’s nine investment securities that are in an unrealized loss position and rated below investment grade were all originally purchased at investment grade. Beginning with the second half of 2008, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions, ratings agency actions, and regulatory actions. As a result of changes in these and various other factors during 2009 and thus far in 2010, Moody’s Investors Service and Standard & Poor’s downgraded multiple CMO and Trust Preferred Securities, including securities that are held by the Company. Of the Company’s fifty-four CMOs, five are now considered to be below investment grade and in an unrealized loss position. Of the Company’s six trust preferred securities, four are now considered to be below investment grade and in an unrealized loss position. The deteriorating economic, credit and financial conditions experienced in 2008 and carrying through 2010 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.

BEACON FEDERAL BANCORP, INC.

The below investment grade for those securities in the table above was only one factor evaluated in determining whether it was appropriate to recognize an other-than-temporary impairment. Since the securities were below investment grade, we performed additional cash flow analysis in determining if the unrealized losses on the below investment grade securities are considered to be other-than-temporary.

Of our five CMOs in unrealized loss positions with below investment grade rating, we have determined that all but one is other than temporarily impaired. The ARMT 2005-3 investment is not considered other-than-temporarily impaired due to management not having an intention to sell the investment and not believing we will be required to sell the investment before recovery of its amortized cost basis and the underlying mortgages experiencing a relatively low amount of delinquencies and foreclosures of 9.1% and an average FICO score of 745 for the underlying mortgage payees.

Of the four PTPS securities in unrealized loss positions with below investment grade rating, we have determined that all but one is other-than-temporarily impaired. The Alesco Preferred Funding Ltd Class A-1 investment is not considered other-than-temporarily impaired due to management not having an intention to sell the investment and not believing we will be required to sell the investment before recovery of its amortized cost basis. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in this security if it was sold at this time. The Company has the intent and ability to hold this security until a recovery of amortized cost basis, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers and the Company’s senior tranche position, we did not consider the investment in this security to be other-than-temporarily impaired at September 30, 2010. The Company will continue to monitor the market price of this security and the default rates of the underlying issuers and continue to evaluate this security for possible other-than-temporary impairment.

Other-Than-Temporary Impairments. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the Company’s intent to sell the security or whether it is more likely than not that it will be required to sell the security before the anticipated recovery of its remaining amortized cost basis and (4) evaluation of cash flows to determine if they have been adversely affected.

BEACON FEDERAL BANCORP, INC.

OTTI credit losses on debt securities recognized in noninterest income during the three months ended (“QTD”) and nine months ended (“YTD”) September 30, 2010 and OTTI non-credit losses recognized in accumulated other comprehensive loss (“AOCL”) at September 30, 2010 are summarized in the table below. Also included in the table is the lowest credit rating of each security and the percentage of defaults and delinquencies in the underlying banks and loans supporting each trust preferred and CMO security, respectively, as of September 30, 2010 (dollars in thousands):

	Fair Value	OTTI Credit Loss September 30, 2010		Non-Credit Loss in AOCL September 30, 2010	Lowest Credit Rating	Default / Delinquency
Description		QTD	YTD
Trust preferred securities:
US Capital Funding III 12/01/35	$900	$-	$6	$2,066	Baa2	27.7%
Alesco Preferred Funding IV	205	226	454	432	Ca	39.0%
US Capital Funding I 05/01/34	70	71	71	546	C	16.8%
	1,175	297	531	3,044
Collateralized mortgage obligations:
GMAC 2003-J9	1,434	35	35	-	Aaa	4.3%
CWALT 2005-J11	2,247	-	46	202	Caa1	19.9%
CWALT 2006-19CB	3,071	35	104	483	C	23.7%
First Horizon Alt 2006	1,892	267	267	373	C	24.1%
JPMMT 2007-S3	2,307	-	33	50	C	20.8%
	10,951	337	485	1,108
	$12,126	$634	$1,016	$4,152

The Company recognized an OTTI credit loss on trust preferred securities of $297,000 and $531,000 during the three and nine months ended September 30, 2010, respectively. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the defaults and deferrals contributed to the OTTI credit loss. For those trust preferred securities with OTTI credit losses, defaults and deferrals provided by a third-party broker increased by $30.4 million and $33.4 million for the three and nine months ended September 30, 2010, respectively.

With regard to our PTPS CDO valuations, unrealized losses are larger than OTTI for two primary reasons:

1)	The discount rate used in assessing OTTI is the purchased yield of a bond, which is constant. Therefore, changes in OTTI are purely a function of changes in the amount and timing of projected future cash flows, but are not influenced by the market’s required rate of return for these cash flows (their discount rate). Fair value measures, however, incorporate the market’s perception of the risk of a bond’s future cash flows. Given that the credit quality of PTPS collateral has deteriorated significantly since the onset of the credit crisis, the riskiness of all PTPS CDO bonds has increased, pushing the discount rates used to value them well above their coupon rates. This risk premium is the primary reason that the fair values of most PTPS CDOs are significantly below their amortized costs.

BEACON FEDERAL BANCORP, INC.

2)	During the height of the credit bubble in late 2007 and early 2008, there was tremendous demand for PTPS CDOs, and competition among dealers for PTPS compressed collateral credit spreads to artificially tight levels. When the credit bubble burst, demand for PTPS declined and PTPS credit spreads increased. This increase in credit spreads reduced the fair value of PTPS collateral, which by extension reduced the fair value of PTPS CDOs.

Although the third party model we use captures the illiquidity premium embedded in the yields of benchmark, publicly traded PTPS, we do not incorporate the illiquidity that currently exists in the PTPS CDO market itself. The PTPS CDO market is severely dislocated and opaque, and features a small number of sophisticated hedge funds bidding for PTPS assets held by a large number of institutions. As a result, trades have occurred over a wide range of prices that we believe contain excessive discounts for distressed sales, illiquidity and complexity, and are therefore not an accurate measure of the fair value of PTPS CDOs.

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $337,000 and $485,000 during the three and nine months ended September 30, 2010. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of loans greater than 90 days delinquent contributed to the OTTI credit loss.

OTTI credit loss of $707,000 related to two trust preferred securities for the prior year nine months ended September 30, 2009. An OTTI loss of $192,000 and $1,154,000 related to three collateralized mortgage obligations for the three and nine months ended September 30, 2009, respectively.

BEACON FEDERAL BANCORP, INC.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects, for the nine months ended September 30, 2010 (dollars in thousands):

Credit related impairments with a portion recognized in other comprehensive loss:
Balance at January 1, 2010	$3,293
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	1,016
Balance at September 30, 2010	$4,309

Note 5 – Loans, Foreclosed Assets and Repossessed Assets

Loans, net are summarized as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Real estate:
Residential, 1-4 family	$201,583	$219,863
Multi-family	23,486	23,862
Commercial	146,316	117,499
Construction	24,108	19,392
Consumer - secured	163,548	161,007
Consumer - unsecured	7,836	7,182
Home equity loans	161,359	176,988
Commercial business loans	89,591	101,022
	817,827	826,815
Net deferred loan costs	4,703	4,877
Allowance for loan losses	(19,555)	(15,631)
	$802,975	$816,061

BEACON FEDERAL BANCORP, INC.

Activity in the allowance for loan losses was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Beginning balance	$18,068	$14,261	$15,631	$10,546
Provision for loan losses	1,930	1,300	5,210	5,770
Loans charged off	(514)	(544)	(1,572)	(1,482)
Recoveries	71	280	286	463
Ending balance	$19,555	$15,297	$19,555	$15,297

Ratios:
Annualized net charge-offs to average loans outstanding	0.21%	0.13%	0.21%	0.17%
Allowance for loan losses to nonperforming loans at end of period	127.21%	118.86%	127.21%	118.86%
Allowance for loan losses to total loans at end of period	2.39%	1.86%	2.39%	1.86%

Following is a summary of nonperforming assets, impaired loans and other related data (dollars in thousands):

	September 30, 2010	December 31, 2009

Nonaccrual loans	$15,191	$12,061
Loans past due over 90 days still accruing	181	827
Total nonaccrual loans and loans past due over 90 days and still accruing	15,372	12,888
Foreclosed and repossessed assets	806	797
Total nonperforming assets	$16,178	$13,685

Ratios:
Nonperforming loans to total loans	1.88%	1.56%
Nonperforming assets to total assets	1.53%	1.28%

Impaired loans (in nonaccrual loans)	$12,296	$10,331
Impaired loans on accrual	1,758	647
Total impaired loans	$14,054	$10,978
Allowance for losses on impaired loans	$6,727	$4,103
Impaired loans with no allowance	$-	$27
Average balance of impaired loans	$11,941	$5,102
Interest income recognized	$204	$197

BEACON FEDERAL BANCORP, INC.

As of September 30, 2010, the Company had the following restructured loans classified by type of concession made:

Type of Concession	# of Loans	Remaining unamortized cost

Commercial loans - non collateral-dependent
Interest-only for 6 to 12 months	7	$1,399,633
Term extended and interest rate reduced (reduced to market rate)	2	602,499

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	4	$1,317,545
Interest-only for 24 months at a below market interest rate	1	2,960,880

Residential 1-4 family loan - non collateral-dependent
Term extended and interest rate reduced to below market rate	1	$886,292

At September 30, 2010, there were $4,649,642 of restructured loans classified as nonaccrual loans and nonperforming loans. At December 31, 2009, there were $2,960,880 of restructured loans classified as nonaccrual loans and nonperforming loans.

Based on the underwriting at the time of the restructuring, the Company makes a determination whether or not the loan is a troubled debt restructuring (“TDR”). Restructured loans are not considered TDRs when the loan terms are consistent with the Company’s current product offerings and the borrowers meet the Company’s current underwriting standards with regard to financial condition, payment history and collateral.

The Company considers a TDR to be any restructured loan where a debtor’s financial difficulties leads to a concession being granted in order to maximize the probability of repayment that would not otherwise have been considered. The restructured terms must be of a nature that the debtor could not obtain similar funds with a source other than the Bank, or could only obtain similar funds at effective rates so high that it could not afford to pay them.

The Company had two TDRs totaling $3,847,172 as of September 30, 2010. A TDR of $2,960,880 was included in impaired and nonaccrual loans, while the remaining $866,292 TDR was included in impaired loans on accrual. There are no commitments to lend additional funds on either TDR loan. As of December 31, 2009, there was one TDR of $2,960,880, which was included in impaired and nonaccrual loans.

BEACON FEDERAL BANCORP, INC.

Note 6 – Deposits

Deposits are summarized as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Noninterest-bearing checking	$42,163	$32,292
Interest-bearing checking accounts	48,307	51,824
Savings accounts	98,649	59,868
Money market accounts	150,842	155,740
Certificates of deposit	357,170	393,573
Total deposits	$697,131	$693,297

Note 7 – Equity Incentive Plan

As authorized by the Beacon Federal Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 155,065 shares of non-incentive stock options to directors, officers and employees on June 24, 2010. The options have an exercise price of $9.06 per share, vest over a three-year period and expire ten years from the date of the grant. The Company has estimated the fair value of awards under this option issuance to be $2.83 per award using the Black-Scholes pricing model. The Company has recorded $56,000 of expense related to this option issuance for 2010. Total option expense for the nine months ended September 30, 2010 and September 30, 2009 was $197,000 and $199,000, respectively.

Restricted stock award expense for the nine months ended September 30, 2010 and September 30, 2009 was $472,000 and $636,000, respectively.

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

At September 30, 2010, the Company had $190,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized. The Company does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months. We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes. Income tax returns filed for the tax years ended December 31, 2006 through December 31, 2009 remain open to examination by these jurisdictions.

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

BEACON FEDERAL BANCORP, INC.

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$33,056	$15,957	$23,785	$20,362
Unused lines of credit	$4,219	$57,721	$6,985	$55,367
Range of fixed-rate commitments	3.25%-15.00%	-	3.25%-15.00%	-

The following instruments are considered financial guarantees and are carried at fair value. The contract amount and fair value of these instruments was as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Contract Amount	Fair Value	Contract Amount	Fair Value
Standby letters of credit	$1,191	$-	$1,041	$-
Limited recourse obligations related to loans sold	$1,664	$-	$1,665	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse. The Bank has an annual agreement that allows selling residential loans up to $50.0 million to the FHLB of New York. Approximately $48.6 million has been sold through September 30, 2010 under the current and previous agreements. Under the agreements, the Bank has a maximum credit enhancement of $1.7 million at September 30, 2010. Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

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

In determining the amount of currently performing collateral for purposes of modeling the expected future cash flows, management analyzed the default and deferral history. This review indicated significant increases in the number and amount of defaults and deferrals by the financial institution issuers. We assume that all deferrals will default, and 10% recoveries for deferrals and no recoveries for the failed banks. Additionally, management has noted the correlation between the rising levels of nonperforming loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and, or, deferred interest payments. Therefore management has used this ratio as a primary indicator to project the levels of future defaults for fair value analysis purposes. Management expects the trend of higher default and deferral levels to continue over the next 12 to 24 months as it is widely predicted by experts in the industry that the level of bank failures in 2010 will most probably exceed bank failures reported in 2009, potentially negatively impacting the future cash flows of these securities.

Given that the Federal Reserve Board approved PTPS as a source of Tier 1 capital in 1996, the short history of PTPSs and the scarcity of bank defaults prior to the credit crisis has left us with limited data with which to estimate recoveries. A 10% recovery was obtained for Silver State Bancorp’s PTPS, and developments in the bankruptcy proceedings for Corus Bank and Washington Mutual provide some support for an assumption of positive recoveries. However, until further recovery data emerges from the bankruptcy proceedings of numerous PTPS issuers, we believe it is prudent to assume zero recoveries for all failed banks.

BEACON FEDERAL BANCORP, INC.

With regard to currently deferring issuers, Moody’s preferred stock research reveals that, historically, 71% of issuers that suspended dividends eventually defaulted. Given the historically high default risk of deferring issuers, and the current stress on the banking system, we apply a conservative assumption that all deferring issuers will default immediately. As it is likely that some deferring issuers will eventually cure, a development that is already underway with the acquisition of deferring banks by stronger banks, we assume a 10% recovery on all deferrals and projected defaults.

Subsequent to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) we expect that banks with total assets greater than $15 billion will call their PTPS within the first six months of 2013. To account for future growth and consolidation expected in the industry, we assume banks that currently have $13 billion in total assets will reach the $15 billion threshold by early 2013. We believe that profitable, well capitalized banks will begin to call PTPS with fixed rate coupons above 9%, or floating rate coupons with spreads above 325 basis points. We are assuming that these prepayments will occur sometime in the middle of 2011. In addition, we are assuming prepayments of 5% every five years to account for further industry growth and isolated prepayments unrelated to the Dodd-Frank Act.

We assume that all auction calls will fail due to the dramatic decline in value of PTPS pools below the par value of PTPS CDO liabilities.

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

BEACON FEDERAL BANCORP, INC.

The Company had outstanding forward sales contracts of $9.0 million in notional value, matched against $9.6 million of interest rate lock commitments at September 30, 2010. The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $102,000 and $13,000, respectively, at September 30, 2010 and were accounted for at fair value as an undesignated derivative with a $74,000 fair value gain on the interest rate lock commitments and a $21,000 loss on the mandatory forward sales contracts recognized in noninterest income for the nine months ended September 30, 2010. The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs. The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they related to these derivative instruments.

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

Nonfinancial assets measured at fair value on a non-recurring basis include foreclosed and repossessed assets. Assets acquired through, or instead of, loan foreclosure and by repossession are initially recorded at fair value utilizing level 3 inputs based on recent appraisals less costs to sell when acquired, establishing a new cost basis. The fair value under such appraisals is determined by using one of the following valuation techniques: income, cost or comparable sales.

BEACON FEDERAL BANCORP, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$100	$6,069	$-	$6,169
Pooled trust preferred securities	-	-	5,646	5,646
Mortgage-backed securities	-	46,153	-	46,153
Collateralized mortgage obligations - Private issuer	-	16,845	-	16,845
Collateralized mortgage obligations - Government agency	-	102,014	-	102,014
	$100	$171,081	$5,646	$176,827

Loans held for sale	$-	$1,900	$-	$1,900

Mortgage servicing rights	$-	$828	$-	$828

Loan commitment derivatives	$-	$102	$-	$102

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $24,000 as of September 30, 2010.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows (dollars in thousands):

Balance at January 1, 2010	$5,012
Transfers into Level 3	-
Capitalized interest	64
Principal paydowns	(362)
Total gains or losses (realized/unrealized)
Included in earnings	(531)
Included in other comprehensive income	1,463
Balance at September 30, 2010	$5,646

Financial Assets Measured at Fair Value on a Non-Recurring Basis. Assets measured at fair value on a non-recurring basis at September 30, 2010, include impaired loans of $7.3 million, net of allowance for loan losses of $6.7 million, utilizing level 3 inputs. At December 31, 2009 there were impaired loans of $6.9 million, net of allowance for loan losses of $4.1 million, utilizing level 3 inputs. The impaired loans are collateral dependent.

BEACON FEDERAL BANCORP, INC.

The activity in the allowance for losses on impaired loans during the nine months ended September 30, 2010 was as follows (dollars in thousands):

Balance at January 1, 2010	$4,103
Provision for loan losses	3,121
Loans charged off	(277)
Recoveries	(220)
Balance at September 30, 2010	$6,727

Nonfinancial Assets Measured at Fair Value on a Non-Recurring Basis. Nonfinancial assets measured on a non-recurring basis at September 30, 2010 and December 31, 2009 includes foreclosed and repossessed assets of $806,000 and $797,000, respectively, utilizing Level 3 inputs. There was no provision for losses on these assets.

Financial Instruments
Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$12,762	$12,762	$12,993	$12,993
Interest-bearing deposits	-	-	170	170
Securities available for sale	176,827	176,827	167,238	167,238
Securities held to maturity	11,714	12,017	14,561	14,500
Loans held for sale	1,900	1,900	940	940
Loans, net	802,975	821,377	816,061	812,186
FHLB stock	10,427	N/A	11,487	N/A
Accrued interest receivable	3,512	3,512	3,888	3,888

Financial liabilities:
Deposits	697,131	704,516	693,297	699,514
Federal Home Loan Bank advances	171,624	182,279	191,094	201,123
Securities sold under agreement to repurchase	70,000	79,476	70,000	75,829
Accrued interest payable	$1,498	$1,498	$1,522	$1,522

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

BEACON FEDERAL BANCORP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. The critical accounting policies include the accounting for credit losses, the valuation of securities and the accounting for income taxes. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2010.

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

Economic Conditions.  The national economy, as well as the local economies within our market areas, continue to be weak.  The economy has been marked by high unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate has retreated slightly to 9.6%, a 20 basis point improvement from the prior year, after increasing throughout the second half of 2009.  The unemployment rate in the Company’s primary market area in New York State is slightly below the national average at 8.3% in September 2010 compared to 8.8% in September 2009.  The Federal Open Market Committee has kept the federal funds rate between 0.00% and 0.25% since December 2008.  The reduced federal funds rate has increased the Company’s net interest margin and net interest income.  However, price competition for loans and deposits has increased.

Operating Results.  Net income decreased to $1.2 million for the three months ended September 30, 2010 from $1.4 million for the three months ended September 30, 2009.  The decrease in net income resulted from higher provision for loan losses and higher other-than-temporary impairments on investment securities, partially offset by lower interest expenses and income taxes.

Financial Condition.  Total assets decreased slightly by $8.0 million from December 31, 2009 to $1.06 billion at September 30, 2010 as a result of a $13.1 million decrease in net loans partially offset by a $6.7 million increase in securities.  Stockholders’ equity increased by $7.2 million, or 7.2%, to $108.5 million at September 30, 2010 from $101.3 million at December 31, 2009.  The increase reflected $3.9 million of net income and a $3.8 million decrease in net unrealized holding losses on securities, partially offset by $748,000 of repurchased common stock and cash dividends of $905,000.

At September 30, 2010 Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Securities.  Securities available for sale increased to $176.8 million at September 30, 2010 from $167.2 million at December 31, 2009.  The increase in securities available for sale reflected primarily unrealized gains for the period.  Securities held to maturity decreased $2.8 million from principal payments received to $11.7 million at September 30, 2010.

Loans.  Net loans, including loans held for sale, decreased by $12.1 million to $804.9 million at September 30, 2010 from $817.0 million at December 31, 2009.  For the nine months ended September 30, 2010, the Company originated $177.5 million of loans, offset by provision for loan losses of $5.2 million and scheduled principal payments.

Through the first nine months of 2010 there has been an $18.3 million decrease in residential 1-4 family real estate loans, a $15.6 million decrease in home equity loans and an $11.4 million decrease in commercial business loans partially offset by an increase in commercial real estate loans of $28.8 million and an increase in construction loans of $4.7 million.

BEACON FEDERAL BANCORP, INC.

The decrease in residential 1-4 family loans was due to normal loan amortizations and an increase in mortgage refinances.  Since January 1, 2009, we have been selling the majority of our new conforming 30 and 20 year fixed rate mortgages to Freddie Mac.  Since originations of these loans during 2009 and 2010 have not been retained, the balance of 1-4 family loans has decreased.  As our 20 year and 30 year portfolio mortgages have refinanced in the past year to take advantage of the reduction in mortgage rates, the majority of those refinanced mortgages have also been sold, thus further reducing our 1-4 family portfolio and increasing our mortgage servicing asset.  While we still retain all products less than 20 years in the portfolio, overall originations of mortgages have declined approximately 32% and 55% for the three and nine months ended September 30, 2010, respectively, as compared to the prior year periods due to a decline in demand for new mortgages in the markets we serve.

We have been willing to forgo home equity credits that demand interest rates we believe are too low for our underwriting standards to properly reflect an increased risk of default as compared with other loan products at this time, thus reducing the balance of home equity loans in our portfolio at September 30, 2010.

The increase in commercial real estate loans is due primarily to four new credits ranging from $8.1 million to $3.5 million, three of which are with customers the Bank already had an established relationship with.

Federal Home Loan Bank of New York stock.  FHLB stock decreased $1.1 million, or 9.2% from December 31, 2009, as a result of the decrease in FHLB advances over the same period.  The Company is required to maintain FHLB stock in an amount equivalent to a percentage of FHLB borrowings.

Deposits.  Deposits increased by $3.8 million to $697.1 million at September 30, 2010, from $693.3 million at December 31, 2009.  Savings accounts increased by $38.8 million and represented the largest dollar increase in our deposit accounts.  Brokered deposits, noninterest-bearing checking and CDARS increased by $10.0 million, $9.9 million and $5.3 million, respectively.  Certificates of deposit and interest-bearing checking deposits decreased $51.7 million and $3.5 million, respectively.  These deposit category fluctuations reflect the Company’s efforts to continue to decrease the cost of funds by reducing the amount of rate sensitive certificates of deposit as a percentage of all deposits and targeting our marketing efforts on attracting new core checking accounts.

Borrowings.  FHLB advances decreased by $19.5 million, or 10.2%, to $171.6 million at September 30, 2010 from $191.1 million at December 31, 2009 due to scheduled maturities.  The Company also has access when necessary to alternative sources of financing, including brokered deposits, CDARS and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

Stockholders’ Equity.  Stockholders’ equity increased by $7.2 million, or 7.2%, to $108.5 million at September 30, 2010 from $101.3 million at December 31, 2009.  The increase reflected net income of $3.9 million and a decrease in net unrealized holding losses on securities of $3.8 million, partially offset by cash dividends of $0.9 million and $0.8 million of repurchased common stock.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Interest Income.  Interest income was $13.6 million in the third quarter of 2010, decreasing by $413,000, or 3.0%, compared with the third quarter of 2009.  The decrease resulted primarily from lower yields on securities, partially offset by a higher average balance of loans and securities.

BEACON FEDERAL BANCORP, INC.

Interest income on loans of $11.6 million for the third quarter increased $29,000, or less than 1%, from the same period in the prior year.  The effect of a higher average balance of loans was partially offset by a lower average yield. The average balance on loans increased to $832.2 million for the quarter ended September 30, 2010 from $823.1 million for the quarter ended September 30, 2009.  The average yield on loans declined 7 basis points to 5.52% for the quarter ended September 30, 2010 from 5.59% for the quarter ended September 30, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2010 period compared to the 2009 period.

Interest income on securities for the quarter of $1.8 million, decreased by $336,000 from the third quarter 2009, reflecting lower average yields on such securities to 3.89% from 4.84%, partially offset by higher average balances to $188.1 million from $178.7 million.

Interest Expense.  Interest expense was $5.6 million in the third quarter of 2010, decreasing by $1.2 million, or 17.0%, compared with the third quarter of 2009.  The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher balances of deposits.

Interest expense on deposits decreased by $1.0 million, or 27.1%, to $2.8 million for the quarter ended September 30, 2010 from $3.8 million for the quarter ended September 30, 2009.  The average rate paid on deposits decreased 68 basis points to 1.67% for the current quarter from 2.35% for the comparable quarter in 2009. The average balance of deposits increased to $656.9 million for the quarter ended September 30, 2010 from $641.3 million for the quarter ended September 30, 2009.

Interest expense on certificates of deposit decreased by $798,000, or 27.2%, to $2.1 million for the quarter ended September 30, 2010 from $2.9 million for the quarter ended September 30, 2009, due primarily to a decrease of 77 basis points in average certificate of deposit rates to 2.33% from 3.10% and a $12.2 million lower average balance of certificates.  Interest expense on money market accounts decreased to $409,000 from $673,000, reflecting substantially lower average rates on such accounts, 1.06% in the 2010 period compared to 1.77% in the 2009 period, partially offset by higher average balances on such accounts, $153.6 million compared to $150.5 million.

Interest expense on borrowings decreased to $2.9 million for the quarter ended September 30, 2010 from $3.0 million for the quarter ended September 30, 2009, due primarily to a lower average balance, partially offset by a higher average rate.  The average balance on borrowings decreased to $261.7 million for the quarter ended September 30, 2010 from $285.3 million for the quarter ended September 30, 2009. The interest rates paid on such borrowings increased to 4.34% from 4.15%.

Net Interest Income.  Net interest income of $7.9 million for the third quarter 2010, increased by $0.7 million, or 10.3%, from $7.2 million for the third quarter 2009.  The increase in net interest income was due to a higher interest rate spread and overall average net interest-earning asset growth.  Our net interest rate spread increased to 2.73% for the current quarter from 2.47% for the third quarter 2009 and the net interest margin increased to 3.02% from 2.76%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 48 basis points, while the yield on interest-earning assets declined by 21 basis points.

BEACON FEDERAL BANCORP, INC.

Average net interest-earning assets increased to $122.0 million for the quarter ended September 30, 2010 from $103.8 million for the quarter ended September 30, 2009.  The increase in average net interest-earning assets was principally a result of using deposits to fund loan growth and to allow for a $23.6 million reduction in average borrowings.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider specific and general components. The specific component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral, net of selling costs, or the present value of expected future cash flows. The general component covers loans that are not individually classified as impaired and is based on the historical loan loss experience for the last four years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current national and local economic and business conditions.

We recorded a provision for loan losses of $1.9 million for the quarter ended September 30, 2010 compared to a provision for loan losses of $1.3 million for the quarter ended September 30, 2009.  The provision for loan losses was higher due primarily to an increase in commercial nonperforming assets.

Net loan charge-offs were $443,000 for the quarter ended September 30, 2010, compared to net charge-offs of $264,000 for the quarter ended September 30, 2009.

The allowance for loan losses was $19.6 million, or 2.39% of total loans at September 30, 2010 compared to $15.6 million, or 1.89% of total loans at December 31, 2009.  Total nonperforming assets increased by $2.5 million to $16.2 million at September 30, 2010, compared to $13.7 million at December 31, 2009.  Nonperforming assets at September 30, 2010 and December 31, 2009 were primarily secured by commercial real estate, multi-family and 1-4 family residential real estate and commercial business assets.  Of the $19.6 million allowance for loan losses, $6.7 million related to impaired loans.  The allowance for impaired loans increased $2.6 million or 64.0% from December 31, 2009, with $1.4 million of the increase resulting from three loans.  We used the same methodology in assessing the allowances for both periods.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of September 30, 2010.

Noninterest Income.  Noninterest income decreased $161,000, or 14.0%, for the quarter ended September 30, 2010 to $1.0 million from $1.1 million for the quarter ended September 30, 2009. Noninterest income decreased primarily due to other-than-temporary impairment losses on debt securities of $634,000 incurred during the current quarter compared to $192,000 in the prior year third quarter, partially offset by a $111,000 increase in commission income and a $98,000 increase in service charge income.

Other-than-temporary impairment charges for the quarter resulted primarily from two securities, one trust preferred security and one private label collateralized mortgage obligation (“CMO”).  The extent of impairment recognized is based on the current and projected performance of the issuing banks and their ability to repay their obligation as it relates to the trust preferred security, and the current and projected delinquencies of the underlying mortgages for the CMO.  The other-than-temporary impairment for the quarter of $634,000 was less than 1% of the fair value of our securities at September 30, 2010.

BEACON FEDERAL BANCORP, INC.

Commission income represents primarily income from the sale of credit, life and disability insurance.  The increase in commission income for the quarter was the result of a lower experience rate of claims filed by the Company’s insurance customers.

The 12.7% increase in service charge income relates primarily to an increase in debit card fees.  The Bank is actively promoting products that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.

Noninterest Expense.  Noninterest expense increased by $383,000, or 8.0%, to $5.2 million for the quarter ended September 30, 2010 from $4.8 million for the quarter ended September 30, 2009.  The increase in noninterest expense was due primarily to increases in salaries and benefits.

Salaries and employee benefits increased by $381,000, or 17.0%, to $2.6 million for the quarter ended September 30, 2010 from $2.3 million for the quarter ended September 30, 2009 due primarily to standard wage increases, a 7.6% increase in FTE staff and a 3% increase in group insurance.

Income Tax Expense.  The provision for income taxes was $662,000 for the quarter ended September 30, 2010, compared to $856,000 for the quarter ended September 30, 2009.  The decrease was due to $0.4 million less pre-tax income and a slightly smaller effective tax rate.  Our effective tax rate was 36.4% for the quarter ended September 30, 2010 compared to 38.0% for the quarter ended September 30, 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

Interest Income.  Interest income was $40.8 million in the nine months ended September 30, 2010, decreasing by $623,000, or 1.5%, compared with the nine months ended September 30, 2009.  The decrease resulted primarily from lower yields on securities and loans, partially offset by a higher average balance of both.

Interest income on loans of $34.6 million for the nine months ended September 30, 2010 increased $307,000, or 1.0%, from the same period in the prior year.  The effect of a higher average balance of loans was partially offset by a lower average yield. The average balance on loans increased to $832.6 million for the nine months ended September 30, 2010 from $810.8 million for the nine months ended September 30, 2009.  The average yield on loans declined 10 basis points to 5.56% for the nine months ended September 30, 2010 from 5.66% for the nine months ended September 30, 2009, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2010 period compared to the 2009 period.

Interest income on securities for the nine months ended September 30, 2010 was $5.7 million, a decrease of $875,000 from the same period in 2009, reflecting lower average yields on such securities to 4.17% from 5.34%, partially offset by higher average balances to $184.1 million from $165.5 million.

Interest Expense.  Interest expense was $17.4 million for the nine months ended September 30, 2010, decreasing by $3.2 million, or 15.3%, compared with the same period in 2009.  The decrease in interest expense reflected primarily lower average rates on deposits, partially offset by higher balances of deposits.

BEACON FEDERAL BANCORP, INC.

Interest expense on deposits decreased by $3.1 million, or 26.3%, to $8.8 million for the nine months ended September 30, 2010 from $12.0 million for the nine months ended September 30, 2009.  The average rate paid on deposits decreased 77 basis points to 1.80% for the nine months ended September 30, 2010 from 2.57% for the comparable period in 2009. The average balance of deposits increased to $657.2 million for the nine months ended September 30, 2010 from $623.4 million for the nine months ended September 30, 2009.

Interest expense on certificates of deposit decreased by $2.1 million, or 23.6%, to $6.8 million for the nine months ended September 30, 2010 from $8.9 million for the nine months ended September 30, 2009, due primarily to a decrease of 82 basis points in average certificate of deposit rates to 2.48% from 3.30%. The decrease in deposit rates was partially offset by a $7.1 million increase in the average balances of certificates of deposit to $367.8 million from $360.7 million. Interest expense on money market accounts decreased to $1.5 million from $2.3 million, reflecting substantially lower average rates on such accounts, 1.22% in the 2010 period compared to 2.09% in the 2009 period, partially offset by higher average balances on such accounts, $166.5 million compared to $149.6 million.

Interest expense on borrowings remained at $8.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due primarily to a lower average balance, offset by a higher average rate.  The average balance on borrowings decreased to $265.6 million for the nine months ended September 30, 2010 from $283.1 million for the nine months ended September 30, 2009. The interest rates paid on such borrowings increased to 4.33% from 4.02%.

Net Interest Income.  Net interest income of $23.4 million for the nine months ended September 30, 2010, increased by $2.5 million, or 12.1%, from $20.9 million for the nine months ended September 30, 2009.  The increase in net interest income was due to a higher interest rate spread and overall net interest-earning asset growth.  Our net interest rate spread increased to 2.73% for the nine months ended September 30, 2010 from 2.45% for the nine months ended September 30, 2009 and the net interest margin increased to 3.01% from 2.76%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 52 basis points, while the yield on interest-earning assets declined by 23 basis points.

Average net interest-earning assets increased to $115.3 million for the nine months ended September 30, 2010 from $103.3 million for the nine months ended September 30, 2009.  The increase in average net interest-earning assets was principally a result of using deposits to fund loan growth and to allow for a $17.6 million reduction in average borrowings.

Provision for Loan Losses. We recorded a provision for loan losses of $5.2 million for the nine months ended September 30, 2010 compared to a provision for loan losses of $5.8 million for the nine months ended September 30, 2009.  During the third quarter of 2010, the allowance for nonperforming assets increased $626,000 due primarily to $203,000 provisioned for loans newly added to the nonperforming category, with the remaining increase consisting of primarily additional provisioning for loans that were already nonperforming.

Net loan charge-offs were $1.3 million for the nine months ended September 30, 2010, compared to net charge-offs of $1.0 million for the nine months ended September 30, 2009.

BEACON FEDERAL BANCORP, INC.

Noninterest Income.  Noninterest income increased $625,000, or 22.6%, for the nine months ended September 30, 2010 to $3.4 million from $2.8 million for the nine months ended September 30, 2009 resulting primarily from increases in service charge, other and commission and fee income, partially offset by a decrease in the gain on sale of loans.

Service charge income increased $273,000, or 12.4%, primarily due to an increase in debit card fees.  The Bank is actively promoting products that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.

Other income increased $246,000, or 38.8%, primarily from an increase in mortgage servicing income of $102,000 due to our ability to sell originated mortgages during the period at a premium to Freddie Mac.

Commission income represents primarily income from the sale of credit, life and disability insurance.  The $140,000, or 25.5%, increase in commission income for the quarter is primarily the result of a lower experience rate of claims filed by the Company’s insurance customers.

Gain on sale of loans decreased $273,000, or 50.6%, as a result of the decrease in volume of residential mortgages sold for the period of $38.5 million, or 56.9%, compared to the same period in the prior year.

Noninterest Expense.  Noninterest expense increased by $1.5 million, or 10.6%, to $15.3 million for the nine months ended September 30, 2010 from $13.8 million for the nine months ended September 30, 2009.  The increase in noninterest expense was due primarily to increases in salaries and benefits, occupancy and equipment and other expense, partially offset by a decrease in the FDIC premium expense.

Salaries and employee benefits increased by $1.0 million, or 15.6%, to $7.9 million for the nine months ended September 30, 2010 from $6.9 million for the nine months ended September 30, 2009 due primarily to standard wage increases, 7.6% increase in FTE staff, 3% increase in group insurance and a severance payment to a former officer.

Occupancy and equipment expense increased by $545,000, or 44.5%, to $1.8 million for the nine months ended September 30, 2010 from $1.2 million for the nine months ended September 30, 2009 due primarily to having a full nine months of operating costs of the Company’s new branch and corporate headquarters location that was leased beginning in June 2009.

Other expense increased by $276,000, or 10.0%, to $3.0 million for the nine months ended September 30, 2010 from $2.8 million for the nine months ended September 30, 2009 due primarily to outsourcing the servicing of ATMs and increased debit card usage.

FDIC premium expense decreased by $456,000, or 32.9%, to $932,000 for the nine months ended September 30, 2010 from $1.4 million for the nine months ended September 30, 2009 as a result of the FDIC special assessment on all insured institutions to rebuild the Deposit Insurance Fund.

BEACON FEDERAL BANCORP, INC.

Income Tax Expense.  The provision for income taxes was $2.3 million for the nine months ended September 30, 2010, compared to $1.5 million for the nine months ended September 30, 2009.  The increase was due to $2.2 million higher pre-tax income and slightly higher effective tax rate.  Our effective tax rate was 37.2% for the nine months ended September 30, 2010 compared to 37.1% for the nine months ended September 30, 2009.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$832,205	$11,577	5.52%	$823,122	$11,606	5.59%
Securities	188,094	1,842	3.89	178,656	2,178	4.84
FHLB stock	11,106	130	4.64	12,394	175	5.60
Interest-earning deposits	9,220	5	0.22	16,312	8	0.19
Total interest-earning assets	1,040,625	13,554	5.17	1,030,484	13,967	5.38
Noninterest-earning assets	30,640			32,515
Total assets	$1,071,265			$1,062,999

Interest-bearing liabilities:
Savings	$92,639	$165	0.71	$60,581	$45	0.29
Money market accounts	153,584	409	1.06	150,519	673	1.77
NOW accounts	48,256	66	0.54	55,538	154	1.10
Time accounts	362,466	2,131	2.33	374,677	2,929	3.10
Total deposits	656,945	2,771	1.67	641,315	3,801	2.35
FHLB advances	183,938	1,986	4.28	207,521	2,244	4.29
Reverse repurchase agreements	70,000	683	3.87	70,000	555	3.15
Lease obligation	7,738	196	10.05	7,800	186	9.46
Total interest-bearing liabilities	918,621	5,636	2.43	926,636	6,786	2.91

Noninterest-bearing deposits	41,306			31,841
Other noninterest-bearing liabilities	4,175			6,215
Total liabilities	964,102			964,692
Stockholders’ equity	107,163			98,307
Total liabilities and equity	$1,071,265			$1,062,999

Net interest income		$7,918			$7,181

Net interest rate spread			2.73%			2.47%

Net interest-earning assets	$122,004			$103,848

Net interest margin			3.02%			2.76%

Average of interest-earning assets to interest-bearing liabilities			113.28%			111.21%

BEACON FEDERAL BANCORP, INC.

	For the Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$832,614	$34,640	5.56%	$810,826	$34,333	5.66%
Securities	184,113	5,737	4.17	165,462	6,612	5.34
FHLB stock	11,342	417	4.92	12,645	451	4.77
Interest-earning deposits	9,939	15	0.20	20,971	36	0.23
Total interest-earning assets	1,038,008	40,809	5.26	1,009,904	41,432	5.49
Noninterest-earning assets	30,648			29,815
Total assets	$1,068,656			$1,039,719

Interest-bearing liabilities:
Savings	$74,621	$285	0.51	$59,403	$148	0.33
Money market accounts	166,547	1,514	1.22	149,641	2,344	2.09
NOW accounts	48,214	216	0.60	53,680	565	1.41
Time accounts	367,792	6,811	2.48	360,694	8,916	3.30
Total deposits	657,174	8,826	1.80	623,418	11,973	2.57
FHLB advances	187,826	5,985	4.26	210,484	6,774	4.30
Reverse repurchase agreements	70,001	2,026	3.87	70,000	1,647	3.15
Lease obligation	7,737	588	10.16	2,657	186	9.36
Total interest-bearing liabilities	922,738	17,425	2.52	906,559	20,580	3.04

Noninterest-bearing deposits	37,695			31,720
Other noninterest-bearing liabilities	2,711			5,863
Total liabilities	963,144			944,142
Stockholders’ equity	105,512			95,577
Total liabilities and equity	$1,068,656			$1,039,719

Net interest income		$23,384			$20,852

Net interest rate spread			2.73%			2.45%

Net interest-earning assets	$115,270			$103,345

Net interest margin			3.01%			2.76%

Average of interest-earning assets to interest-bearing liabilities			112.49%			111.40%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the nine months ended September 30, 2010, our liquidity ratio averaged 11.3%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2010.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $12.8 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $176.8 million at September 30, 2010.  On that date, we had $171.6 million of Federal Home Loan Bank advances outstanding and $1.7 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $54.2 million.

At September 30, 2010, we had $49.0 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $61.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2010 totaled $218.1 million, or 31.3% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, BIC and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the nine months ended September 30, 2010, we originated $177.5 million of loans, and during the nine months ended September 30, 2009, we originated $263.1 million of loans.  The reduction in originations is primarily a result of a decrease in the 1-4 family residential mortgage and consumer loan originations.  1-4 family residential mortgage originations decreased $60.9 million as a result of having a period of extraordinary demand for refinances in the first quarter of 2009, when many borrowers took advantage of what was then perceived to be historically low mortgage interest rates.  Although interest rates have declined even further during 2010, the originations have decreased because of the large number of borrowers that had already refinanced in 2009.  Consumer loan originations decreased $16.6 million due to heavy interest rate competition for auto loans, as a result of low or no interest rate financing being offered by automobile manufacturers and comparatively low rates offered from local credit unions in the Company’s operating areas.

We purchased $60.3 million of securities during the nine months ended September 30, 2010, compared to $65.5 million during the nine months ended September 30, 2009.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $3.8 million for the nine months ended September 30, 2010 compared to $54.6 million for the nine months ended September 30, 2009.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

BEACON FEDERAL BANCORP, INC.

Federal Home Loan Bank advances decreased on a net basis by $19.5 million for the nine months ended September 30, 2010, compared to a decrease of $12.5 million for the nine months ended September 30, 2009.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At September 30, 2010, we had the ability to borrow up to $227.5 million ($54.2 million available) from the Federal Home Loan Bank of New York.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At September 30, 2010 the Bank met all capital adequacy requirements.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2010 and December 31, 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$95,523
Disallowed deferred tax assets	(192)
Unrealized loss on AFS securities	1,661
Tier 1 (Core) Capital and Tangible Capital	96,992	9.14%	$16,156	1.50%
General valuation allowance (1)	10,167
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$105,494	12.97%	$65,684	8.00%	$82,105	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$95,327	11.72%	$32,842	4.00%	$49,263	6.00%
Tier 1 (Core) Capital to adjusted total assets	$96,992	9.14%	$43,082	4.00%	$53,853	5.00%

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

Asset Quality

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at September 30, 2010, classified assets included substandard loans of $21.9 million and doubtful loans of $11.9 million.  Substandard loans and doubtful loans were $13.5 million and $2.4 million, respectively, at December 31, 2009.  As of September 30, 2010, we had $9.0 million of loans designated as special mention, compared to $16.7 million at December 31, 2009.

As of September 30, 2010, our largest borrower under the substandard asset category had loans secured by numerous properties and equipment in Central New York, with a principal balance of $4.7 million.  As of September 30, 2010, our largest doubtful loan was secured by undeveloped land located in New York, with a principal balance of $3.0 million.  As of September 30, 2010, our largest loan designated as special mention was secured by commercial properties and residential construction lots located in Central New York, with a principal balance of $1.7 million.

Off-Balance Sheet Arrangements

In our 2009 Annual Report, incorporated by reference in our 2009 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At September 30, 2010, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)	(b)	Shares (or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs)

July 1, 2010 through July 31, 2010	37,220	$8.95	37,220	277,008
August 1, 2010 through August 31, 2010	28,711	$9.62	28,711	248,297
September 1, 2010 through September 30, 2010	2,837	$10.02	2,837	245,460
Total	68,768	$9.27	68,768

On April 29, 2010, the Board of Directors authorized the Company’s fourth stock repurchase program of 326,669 shares.

Item 3 - Defaults Upon Senior Securities.

Not applicable.

Item 4 – (Removed and Reserved).

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

BEACON FEDERAL BANCORP, INC.

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

(1)
Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File No. 333-143522), originally filed with the Securities and Exchange Commission on September 5, 2007.

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

BEACON FEDERAL BANCORP, INC. (Registrant)

DATE: November 10, 2010	BY:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

BY:	Lisa M. Jones
Lisa M. Jones, Vice-President and Principal Financial and Accounting Officer