Form 10-K
period 2010-12-31
Beacon Federal Bancorp, Inc.
filed 2011-03-29
CIK 1401573

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________________

Commission File No. 001-33713

Beacon Federal Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	26-0706826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6611 Manlius Center Road, East Syracuse, New York	13057
(Address of Principal Executive Offices)	Zip Code

(315) 433-0111
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of Class)	Name of exchange on which registered

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 21, 2011, 6,418,398 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price as reported on the Nasdaq Global Market on June 30, 2010, was $49.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders of the Registrant, which is intended to be filed within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III. Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference into Part II.

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

Beacon Federal Bancorp, Inc.

Beacon Federal Bancorp, Inc. (the “Company”) was incorporated in the State of Maryland in 2007. We have not engaged in any significant business to date, other than owning all of the issued and outstanding stock of Beacon Federal (the “Bank”), a federally chartered savings association that converted to a stock savings association in connection with our initial public offering of common stock in October 2007. In the future, Beacon Federal Bancorp, Inc., as the holding company of Beacon Federal, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions. We may also borrow funds for reinvestment in Beacon Federal.

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

We receive substantially all our revenue from dividends from the Bank.  Beacon Federal Bancorp, Inc. neither owns nor leases any property, but instead pays a fee to Beacon Federal for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Beacon Federal to serve as officers of Beacon Federal Bancorp, Inc. We do, however, use the support staff of Beacon Federal from time to time. We pay a fee to Beacon Federal for the time devoted to Beacon Federal Bancorp, Inc. by employees of Beacon Federal. However, these persons are not separately compensated by Beacon Federal Bancorp, Inc. Beacon Federal Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

As a result of our acquisitions, we now serve a variety of market areas in economically diverse parts of the country. Moreover, since the completion of our acquisitions, we have expanded our lending and deposit-generating operations in these market areas. The following table shows the loan (excluding allowance for loan losses) and deposit balances associated with each of our branch offices at December 31, 2010.

Branch	Total Loans	Total Deposits

	(In thousands)

Syracuse, NY*(1)	$604,135	$427,923
Smartt, TN	28,237	34,966
Tyler, TX	31,189	80,622
Chelmsford, MA	46,405	59,083
Smyrna, TN	68,670	20,822
Marcy, NY	17,173	37,969
Rome, NY	7,389	15,999
Total	$803,198	$677,384

*(1)	This includes corporate office, Manlius Center Road and Court Street Road.

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

Our principal business consists of originating one-to four-family residential mortgage loans, consumer loans, home equity loans, commercial real estate loans, multi-family mortgage loans and commercial business loans. These loans are originated from our corporate office in East Syracuse, New York, and from our seven full-service branch offices located in East Syracuse, Marcy and Rome, New York; Smartt and Smyrna, Tennessee; Tyler, Texas and Chelmsford, Massachusetts. All loans originated in our branch offices are centrally underwritten in our corporate office.

We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We also utilize our internet website to generate loan applications and to attract retail deposits. We retain in our portfolio all adjustable-rate loans that we originate as well as some fixed-rate one- to four-family residential mortgage loans. While we also retain in our portfolio a portion of the long-term, fixed-rate one- to four-family residential mortgage loans that we originate, we also sell a portion of such loans into the secondary mortgage market for interest risk management purposes. We currently retain the servicing rights on all loans that we sell.

Our revenues are derived primarily from interest on loans and investment securities. We also generate revenues from fees and service charges, as well as from commissions on the sale of investment, tax preparation and insurance products offered by our subsidiary, Beacon Comprehensive Services, Inc. Our primary sources of funds are deposits, principal and interest payments on securities and loans, and borrowings.

Market Area

We conduct operations from our corporate headquarters and seven retail branch offices located in New York, Massachusetts, Tennessee and Texas. Our original office facility was located in East Syracuse, New York, which was formerly home to the headquarters of Carrier Corporation, a large industrial company specializing in heating and air conditioning equipment, which was our original sponsor company while operating as a credit union. Two of the Tennessee branches are located in central Tennessee, one in Smyrna, a suburb of Nashville, and one in Smartt, a small town outside of McMinnville, Tennessee. Two of our offices are the former offices of the Marcy Federal Credit Union, which was acquired in late 2006 and which is located in the Rome, New York area. We operate a network of 23 free-standing ATMs in Onondaga and contiguous counties in New York and one ATM in Tennessee. We are also a member of the Allpoint network, which provides our customers surcharge-free access to over 43,000 ATMs worldwide. Our branch offices serve diverse market areas with different employment and economic characteristics. Altogether, our office network provides us access to a relatively large population base for our products and services.

Our primary market area consists of the six counties in which we have our offices — Onondaga and Oneida Counties, New York, Middlesex County, Massachusetts, Rutherford and Warren Counties, Tennessee, and Smith County, Texas, and to a lesser extent contiguous counties. The six counties had a total population of approximately 2.7 million in 2010. Our corporate and branch offices in Onondaga County, New York are located in the Syracuse metropolitan area. Onondaga County had a 2010 population of approximately 456,000, a median household income in 2010 of approximately $53,000, and a December 2010 unemployment rate of 8.2%. Our Rome, New York offices are located in Oneida County, directly east of Onondaga County. Oneida County had a 2010 population of approximately 232,000, a median household income in 2010 of approximately $47,000 and a December 2010 unemployment rate of 8.3%. Onondaga County and Oneida County are both older, slow growth counties with urban populations in the larger cities (Syracuse, Rome and Utica, New York), and extensive rural areas. Population growth in Onondaga and Oneida Counties was (0.47)% and (1.34)%, respectively, during the 2000 to 2010 period. While traditionally manufacturing based, these two counties have experienced manufacturing job losses and a slow diversification of their economies over the past several decades. The largest employers in Onondaga County include Upstate University Health System, Syracuse University, Wegmans Food Markets, Inc. and St. Joseph’s Hospital Health Center. Currently, the largest private employer in Oneida County is the Turning Stone Casino Resort, which is a gambling enterprise of the Oneida Indian Nation of New York.

Our Chelmsford, Massachusetts office is located in Middlesex County, Massachusetts, which is near Boston. Middlesex County had a 2010 population of approximately 1,502,000, a median household income in 2010 of approximately $84,000, and a December 2010 unemployment rate of 8.0%. Population growth in Middlesex County was 2.5% from 2000 to 2010. Middlesex County contains a relatively large, diversified economy, with higher incomes and educational characteristics typical of the Boston metropolitan area.

Our Smyrna, Tennessee office is located within the Nashville metropolitan area in Rutherford County. Rutherford County had a 2010 population of approximately 266,000, a median household income in 2010 of approximately $63,000, and a December 2010 unemployment rate of 10.0%. Rutherford County had population growth of 46.4% from 2000 to 2010. The largest employers in Rutherford County include Nissan North American, Inc., Rutherford County Government, Middle Tennessee State University, Bridgestone/Firestone Inc., Ingram Book Company and the State Farm Insurance Company.

Our office in Smartt, Tennessee, is located in Warren County, which is approximately 50 miles southeast of Smyrna. Warren County had a 2010 population of approximately 40,000, a median household income in 2010 of approximately $38,000, and a December 2010 unemployment rate of 13.4%. Population growth in Warren County was 4.8% from 2000 to 2010. Warren County is a rural market area with a single population center of McMinnville. This market area has a small overall population base, and a large manufacturing component. The largest employer in Warren County is Bridgestone, a tire manufacturer in the central Tennessee region. Warren County also has a large employment base in the nursery and related industries.

Our Tyler, Texas office is located in Smith County. Smith County had a 2010 population of approximately 206,000, a median household income in 2010 of approximately $46,000, and a December 2010 unemployment rate of 8.1%. Population growth in Smith County was 18.0% from 2000 to 2010. The Smith County market area contains a relatively large population center in the city of Tyler. The Tyler economy includes a large health care industry and education-based employment at the University of Texas at Tyler, and also has a large manufacturing employment base. Currently, the largest employers in Smith County include the Trinity Mother Frances Health Care Center, the East Texas Medical Center, Brookshire Grocery Company, Tyler Independent School District, Trane Company, Wal-Mart, Carrier Corporation and the University of Texas Health Center.

Competition

We face strong competition from other savings institutions, commercial banks, credit unions and finance companies in originating real estate and consumer loans and in attracting deposits.

We attract deposits through our branch office system. Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in our market areas, as well as mutual funds, internet banking and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on branch deposit data provided by the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2010, our share of deposits was 5.48% in Warren County, Tennessee and 5.01% in Onondaga County, New York. Our market share was less than 3.0% in all other counties in our market areas.

Lending Activities

Our principal lending activity is the origination of real estate mortgage loans to purchase or refinance one- to four-family residential real estate. We also originate a significant number of indirect auto loans and other consumer loans, along with commercial business loans, commercial real estate loans, multi-family real estate mortgage loans and home equity loans. At December 31, 2010, one- to four-family residential mortgage loans totaled $182.8 million, or 22.8% of our loan portfolio, consumer loans totaled $171.3 million, or  21.3% of our loan portfolio, home equity loans totaled $157.6  million, or 19.6% of our loan portfolio, commercial business loans totaled $86.0 million, or 10.7% of our loan portfolio, commercial real estate loans totaled $156.5 million, or 19.5% of our loan portfolio, construction loans totaled $22.0 million, or 2.7% of our loan portfolio, and multi-family real estate mortgage loans totaled $26.9 million, or 3.4% of our loan portfolio.

                    Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$182,832	22.8%	$208,877	25.3%	$208,608	26.8%	$206,192	29.0%	$116,393	21.6%
Multi-family	26,944	3.4	23,862	2.9	20,960	2.7	19,442	2.7	14,187	2.6
Commercial	156,457	19.5	128,485	15.5	108,514	14.0	83,317	11.7	65,748	12.1
Construction	22,030	2.7	19,392	2.3	19,068	2.5	8,690	1.2	5,286	1.0
Commercial business loans	85,960	10.7	101,022	12.2	86,165	11.1	70,181	9.9	51,017	9.5
Home equity	157,629	19.6	176,988	21.4	193,498	24.9	203,576	28.6	194,088	35.9
Consumer loans	171,346	21.3	168,189	20.4	139,696	18.0	119,992	16.9	93,312	17.3
Total loans	$803,198	100%	$826,815	100%	$776,509	100.0%	$711,390	100.0%	$540,031	100.0%

Other items:
Net deferred loan costs	4,595		4,877		4,732		4,430		2,258
Allowance for loan losses	(15,240)		(15,631)		(10,546)		(6,827)		(5,192)

Total loans, net	$792,553		$816,061		$770,695		$708,993		$537,097

          Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial Mortgage Loans		Residential Mortgage Loans		Construction Loans		Multi-family Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
			(Dollars in thousands)
Due During the Years
Ending December 31,
2011	$10,087	6.25%	$—	—%	$19,392	3.54%	$1,302	4.92%
2012	7,362	5.11	9	6.00	2,638	6.25	637	6.00
2013	2,588	5.89	171	5.04	—	—	—	—
2014 to 2015	13,563	6.39	626	5.54	—	—	6,546	6.34
2016 to 2020	56,390	6.14	13,026	4.92	—	—	4,463	7.11
2021 to 2025	18,102	5.75	58,855	4.75	—	—	9,890	4.96
2026 and beyond	48,365	5.46	110,145	5.79	—	—	4,106	6.79

Total	$156,457	5.86%	$182,832	5.39%	$22,030	3.86%	$26,944	5.95%

	Commercial Business Loans		Consumer		Home Equity		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
			(Dollars in thousands)
Due During the Years
Ending December 31,
2011	$33,033	4.11%	$3,520	9.21%	$484	5.07%	$67,818	4.55%
2012	5,132	6.15	9,498	7.05	1,167	4.99	26,443	6.14
2013	3,880	6.43	25,523	6.55	5,675	5.01	37,837	6.26
2014 to 2015	19,106	5.67	84,013	6.25	17,062	4.27	140,916	5.95
2016 to 2020	19,207	5.84	42,931	6.13	69,838	5.22	205,855	5.74
2021 to 2025	4,787	6.79	4,021	8.08	36,879	6.15	132,534	5.47
2026 and beyond	815	5.82	1,840	6.26	26,524	6.83	191,795	5.88

Total	$85,960	5.24%	$171,346	6.41%	$157,629	5.60%	$803,198	5.70%

          The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Commercial	$50,639	$95,731	$146,370
One- to four-family residential	149,866	32,966	182,832
Construction	2,638	—	2,638
Multi-family	13,353	12,289	25,642
Commercial business loans	40,876	12,051	52,927
Consumer	167,719	107	167,826
Home equity	118,074	39,071	157,145

Total loans	$543,165	$192,215	$735,380

          One- to Four-Family Residential Mortgage Loans. A substantial part of our lending is the origination of one- to four-family residential mortgage loans. At December 31, 2010, $182.8 million, or 22.8% of our total loan portfolio, consisted of these loans. We offer residential mortgage loans that conform to Freddie Mac underwriting standards (conforming loans) and non-conforming loans. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly or bi-weekly (for 15-year mortgages) loan payments, and adjustable-rate mortgage loans that provide an initial fixed interest rate for one, three, five, seven or ten years and that amortize over a period up to 30 years.

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

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for all loans with loan-to-value ratios in excess of 80%, except we will waive private mortgage insurance on loans with a loan-to-value ratio up to 90% for borrowers who agree to an extra 25 basis points on their loan rate. In addition, we will originate loans with a combined loan-to-value ratio of 95%, based on an 80% loan-to-value first lien and a 15% loan-to-value home equity loan. As of December 31, 2010, $36.0 million, or 19.7%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer-term fixed-rate residential mortgage loans or we may sell all or a portion of such loans in the secondary mortgage market to government sponsored entities, including Federal Home Loan Bank of New York and Freddie Mac, or other purchasers. We currently retain the servicing rights on all loans sold in order to generate fee income and reinforce our commitment to customer service. For the year ended December 31, 2010, we received servicing fees of $857,000. As of December 31, 2010, the principal balance of loans serviced for others totaled $140.8 million.

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

Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled $26.9 million, or 3.4% of our total loan portfolio, at December 31, 2010. Multi-family real estate mortgage loans generally are secured by multi-family rental properties, such as apartment buildings. At December 31, 2010, we had 41 multi-family mortgage loans with an average loan balance of approximately $657,000. The majority of these loans have adjustable interest rates.

In underwriting multi-family mortgage loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family mortgage loans are originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. At December 31, 2010, our largest multi-family residential mortgage loan had an outstanding balance of $5.0 million and was secured by multiple residential condominium buildings in Massachusetts. At December 31, 2010 the loan was performing in accordance with its terms.

Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings. As of December 31, 2010, we had two commercial real estate loan participations. Loans secured by commercial real estate totaled $156.5 million, or 19.5% of our total loan portfolio, at December 31, 2010, and consisted of 222 loans outstanding with an average loan balance of approximately $705,000, although there are a large number of loans with balances substantially greater than this average. A majority of our commercial real estate loans are secured by properties located in upstate New York and in the Nashville, Tennessee area.

Our commercial real estate loans are primarily written as 5- or 10-year adjustable-rate mortgages. Amortization of these loans  can reach up to 20- to 25-year payout schedules. Periodically we originate 10- to 15-year fixed-rate, fully amortizing loans. Margins generally range from 200 basis points to 500 basis points above the applicable Federal Home Loan Bank advance rate.

In the underwriting of commercial real estate loans, we generally lend up to 75% of the property’s appraised value. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are obtained from commercial real estate borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2010, our largest commercial real estate loan had an outstanding balance of $8.1 million, was secured by a property located in East Syracuse, NY, and was performing in accordance with its terms.

Construction Loans. We originate a limited number of construction loans primarily for the purchase of developed lots and raw land. At December 31, 2010, construction loans totaled $22.0 million, or 2.7% of total loans. At December 31, 2010, the commitment to advance additional portions of these construction loans totaled $5.4 million.

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

Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index such as the prime rate or 90-day LIBOR rate. At December 31, 2010, we had 376 commercial loans outstanding with an aggregate balance of $86.0 million, or 10.7% of our total loans. As of December 31, 2010, the average commercial business loan balance was approximately $229,000, although there are a large number of loans with balances substantially greater than this average. At December 31, 2010, we had $19.8 million in unsecured commercial business loans. Substantially all of our commercial business loans are made to borrowers located in upstate New York and the Nashville, Tennessee area.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s credit history supplement our analysis of the applicant’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships. At December 31, 2010, our largest commercial business loan was made to a borrower located in East Syracuse, NY. This loan had an outstanding balance of $2.8 million and was performing in accordance with its terms at December 31, 2010.

Home Equity Loans. We offer home equity loans, which are primarily secured by first or second mortgages on one- to four-family residences. At December 31, 2010, home equity loans totaled $157.6 million, or 19.6% of total loans. Additionally, at December 31, 2010, our home equity lines of credit committed to be advanced totaled $38.8 million. We offer home equity loan products, including both installment loans and revolving credit loans.

The underwriting standards for home equity loans include a title review, a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan. The combined loan-to-value ratio (first and second mortgage liens) for home equity loans can be as high as 95%. A home equity loan originated along with a home purchase loan requires the borrower to pay closing costs. Home equity loans are offered with both fixed and variable interest rates, and installment fixed home equity loans have repayment terms of up to 20 years. At December 31, 2010, our largest home equity loan had an outstanding balance of $1.8 million, and was performing in accordance with its terms.

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

Consumer Loans. As a former credit union, we have traditionally originated a large volume of consumer loans, primarily direct automobile loans. In March 2006, we began to originate indirect automobile loans and we have established relationships with a number of automobile dealers in Central New York. While direct automobile loans as a percentage of our total loans have decreased in recent years and are expected to continue to decrease, indirect automobile loans are expected to increase as a percentage of our total loans. For new automobiles, our lending policy provides that the amount financed can be up to 100% of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges). For used automobiles, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered on automobile loans are generally the same for new and late-model used automobiles. Full insurance coverage must be maintained on the financed vehicle, and Beacon Federal must be named loss payee on the policy. At December 31, 2010, we had $145.1 million of automobile loans, which amounted to 18.1% of our total loans, including indirect automobile loans of $119.7 million.

We offer a variety of other consumer loans, principally to customers with acceptable credit ratings residing in our primary market area. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans and boat loans. Other consumer loans totaled $26.2 million, or 3.3% of our total loans at December 31, 2010. Unsecured personal loans totaled $7.5 million at December 31, 2010.

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

We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $42.2 million of residential mortgage loans (all fixed-rate loans, with terms of 20 years or longer) during the year ended December 31, 2010. We had $2.7 million in loans held for sale in the secondary market at December 31, 2010.

At December 31, 2010, we were servicing loans owned by others with a principal balance of $140.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

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

Nonperforming and Problem Assets

When a loan is 15 days past due, we send the borrower a delinquency notice. When a non-commercial loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and we attempt to contact the borrower directly to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter.  By the 90th day of delinquency, we will send the borrower a final demand for payment and we may recommend foreclosure. Any of our officers can accelerate these time frames in consultation with certain of our executive officers. Commercial loans, once delinquent, are closely monitored by a loan officer who provides individual attention to the borrower in order to resolve the delinquency or elevate the collection efforts when necessary.  A summary report of all loans 30 days or more past due is provided monthly to the Board of Directors of Beacon Federal.

Loans are automatically placed on nonaccrual status when payment of principal or interest is more than 120 days delinquent. Loans, including restructured loans, are also placed on nonaccrual status if collection of principal or interest in full is in doubt. Collateral-dependent loans can be placed on nonaccrual status if the estimated proceeds, less costs to sell, of the collateral is less than the carrying value of the loan.  When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. At any time a loan is less than 120 days delinquent and we expect to collect principal and interest in full, the loan will return to accrual status.

The Bank does not generally offer modification programs for collateral-dependent loans.  Only in a situation where the collateral was not expected to be sufficient to recover the Bank’s investment in the loan would a modification be considered for a collateral-dependent loan, and in those cases the loan would be subject to the Bank’s modification programs.  A loan may be modified when the Bank determines that a borrower’s financial condition has deteriorated to an extent that the borrower’s ability to meet the original repayment terms is in question and where the Bank believes the borrower will eventually overcome those circumstances and repay the loan in full. When deemed appropriate, short-term payment plans have been developed that enable borrowers to bring their loans current, generally within six to twelve months. The most prevalent modification the Bank has offered is on commercial real estate and commercial business loans.  The Bank offers to place these loans on interest only payments at a market interest rate for a short period of time, generally six to twelve months, effectively extending the term of the original loan.  At the conclusion of the interest only period, a review of the debtors’ financial statements is completed to determine the viability of returning the loans to scheduled principal and interest payments according to the original terms.

For loans that accrue interest at the time the loan is modified, we do not generally charge-off a portion of the loan.  Factors we consider in concluding that the repayment of interest and principal contractually due on the entire debt is reasonably assured include modifying at an interest rate we anticipate payments can be made and offering interest-only periods of a duration that will allow debtors to improve their financial condition.  Additionally we review the collateral position and any guarantees associated with the loan to determine the likelihood of collecting the contractually due interest and principal.

Based on the underwriting at the time of the modification, the Bank makes a determination whether or not the loan is a troubled debt restructuring (“TDR”).  Modified loans are not considered TDRs when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to financial condition, payment history and collateral.

The Bank considers a TDR to be any modified loan where a debtor’s financial difficulties leads to a concession being granted in order to maximize the probability of repayment that would not otherwise have been considered.  The modified terms must be of a nature that the debtor could not obtain similar funds with a source other than the Bank, or could only obtain similar funds at effective rates so high that it could not afford to pay them.

At December 31, 2010, the Bank had the following modified loans by type of concession made:

		Unpaid
		principal	Allocated
Type of concession	# of Loans	balance	allowance
		(Dollars in thousands)
Commercial loans - non collateral-dependent
Interest-only for 6 to 12 months	9	$1,766	$1,098

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	8	$4,922	$927
Interest-only for 24 months at a below-market interest rate	1	1,501	-
Term extended and interest rate reduced (reduced to market rate)	2	598	154

Residential 1-4 family loan - non collateral-dependent
Term extended and interest rate reduced to below-market rate	1	$881	$5

The Bank has been offering commercial loan products since 1999.  However, the majority of the Bank’s commercial portfolio is less than six years old and many of the restructured loans surfaced in the past two years.  Due to the Bank’s short history of modified loans we do not have complete information regarding the success or re-default rates for commercial modified loans through disposition.   Of the Bank’s seventeen loans that were placed on interest only payments as of December 31, 2010, ten of the loans have not performed under their modified terms while seven have demonstrated performance under their modified terms.  Both commercial loans that had their terms extended and interest rates reduced (reduced to a market rate for performing loans) were performing under their modified terms at December 31, 2010.  The interest-only commercial loan that had its terms modified to twenty-four months at a below market interest rate has defaulted and is being accounted for as a troubled debt restructuring.

The residential one- to four-family loan that had its term extended and interest rate reduced to below market rate is being accounted for as a troubled debt restructuring and has been performing under its modified terms.

The Bank had two TDRs totaling $2.4 million as of December 31, 2010.  A TDR of $1.5 million was included in impaired and nonaccrual loans, while the remaining $0.9 million TDR was included in impaired loans on accrual status.  There are no commitments to lend additional funds on either TDR loan at December 31, 2010.  As of December 31, 2009, there was one TDR of $3.0 million, which was included in impaired and nonaccrual loans status.

Restructured loans that are considered impaired are measured based on the present value of expected future cash flows with the difference between the present value of future cash flows and carrying amount recorded through the provision of loan losses.  There was allocated $5,000 and $950,000 of specific allowance to TDRs as of December 31, 2010 and 2009, respectively.

We believe the allowance related to modified loans that were not considered TDRs would not have been materially different if calculated pursuant to paragraph 22 of ASC 310-10-35, primarily due to the modifications being relatively short interest-only periods not having a significant impact on expected cash flows.

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccrual loans:
Real estate loans:
Construction	$314	$510	$—	$—	$—
Multi-family	3,200	3,753	607	—	—
Commercial	4,633	5,763	2,439	—	—
One- to four-family residential	1,059	1,151	179	84	—
Commercial business loans	984	710	486	—	—
Consumer loans	—	2	—	—	—
Home equity	158	172	—	52	—
Total nonaccrual loans	10,348	12,061	3,711	136	—

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial	1,500	53	788	—	—
Multifamily	—	—	—	619	—
One- to four-family residential	345	48	—	96	4
Commercial business loans	543	669	177	—	—
Consumer loans	2	—	10	20	—
Home equity	185	57	—	—	—

Total loans greater than 90 days delinquent and still accruing	2,575	827	975	735	4

Impaired loans on accrual	1,151	—	—	222	—
Total nonperforming loans	14,074	12,888	4,686	1,093	4

Foreclosed and repossessed assets:
Real estate:
Home Equity	—	37	61	87	—
Multi-family	102	—	—	—	—
Commercial	—	710	—	108	869
One- to four-family residential	53	—	—	—	25
Repossessed assets	51	50	88	124	58
Total foreclosed and repossessed assets	206	797	149	319	952

Total nonperforming assets	$14,280	$13,685	$4,835	$1,412	$956

Ratios:
Nonperforming loans to total loans	1.75%	1.56%	0.60%	0.15%	—%
Nonperforming assets to total assets	1.38%	1.28%	0.47%	0.16%	0.16%

At December 31, 2010, Beacon Federal had no loans that were not classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

Interest income that would have been recorded for the year ended December 31, 2010, had nonaccruing loans been current according to their original terms amounted to $1.0 million. Interest of $368,000 was recognized on these loans and is included in net income for the year ended December 31, 2010.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2010
Real estate loans:
Construction	—	$—	2	$314	2	$314
Commercial	1	668	11	6,133	12	6,801
One- to four-family residential	—	—	7	1,404	7	1,404
Multi-family	—	—	7	3,200	7	3,200
Commercial business loans	7	555	14	1,527	21	2,082
Consumer loans	9	46	1	2	10	48
Home equity	7	235	11	343	18	578
Total	24	$1,504	53	$12,923	77	$14,427

At December 31, 2009
Real estate loans:
Construction	—	$—	1	$510	1	$510
Commercial	—	—	8	5,816	8	5,816
One- to four-family residential	—	—	4	1,199	4	1,199
Multi-family	2	734	6	3,753	8	4,487
Commercial business loans	6	1,242	8	1,379	14	2,621
Consumer loans	7	30	1	2	8	32
Home equity	2	75	6	229	8	304
Total	17	$2,081	34	$12,888	51	$14,969

At December 31, 2008
Real estate loans:
Commercial	4	$2,417	3	$3,227	7	$5,644
One- to four-family residential	—	—	2	179	2	179
Multi-family	1	2,418	1	607	2	3,025
Commercial business loans	3	724	3	663	6	1,387
Consumer loans	13	103	1	10	14	113
Home equity	7	286	—	—	7	286
Total	28	$5,948	10	$4,686	38	$10,634

At December 31, 2007
Real estate loans:
One- to four-family residential	1	$45	2	$180	3	$225
Multi-family	—	—	1	619	1	619
Commercial business loans	1	68	—	—	1	68
Consumer loans	6	76	1	20	7	96
Home equity	1	77	1	52	2	129
Total	9	$266	5	$871	14	$1,137

At December 31, 2006
Real estate loans:
One- to four-family residential	2	$47	1	$4	3	$51
Construction	1	150	—	—	1	150
Consumer loans	4	61	—	—	4	61
Home equity	2	67	—	—	2	67
Total	9	$325	1	$4	10	$329

Foreclosed and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the lower of cost or estimated fair value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2010, we had $155,000 in foreclosed real estate and $51,000 in repossessed assets.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard or doubtful. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2010, we had $5.9 million of assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the OTS, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2010, classified assets consisted of substandard assets of $26.1 million and doubtful assets of $1.6 million. As of December 31, 2010, our largest substandard asset was secured by numerous properties and equipment in Central New York, with a principal balance of $4.5 million.

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

(1)
specific allowances established for any impaired loans for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows or loans otherwise adversely classified; and

(2)
general allowances for loan losses for each loan type based on the historical loan loss experience for the last four years, including qualitative adjustments to historical loss experience, maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

●           changes in lending policies and procedures, including underwriting standards;

●           changes in collection, charge-off and recovery practices;

●           changes in the nature and volume of the loan portfolio;

●	changes in the experience, ability, and depth of lending management;

●	changes in the quality of our loan review system and the degree of oversight by the Board of Directors;

●	changes in the volume and severity of past due loans, non-accrual loans, troubled debt restructurings, and adversely classified loans;

●	changes in the value of underlying collateral for collateral-dependent loans;

●	the existence and effect of any concentrations of credit and changes in the level of such concentrations;

●	changes in current, national and local economic and business conditions; and

●	the effect of other external factors such as competition and legal and regulatory requirements.

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

We originate one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for all loans with loan-to-value ratios in excess of 80%, except we will waive private mortgage insurance on loans with a loan-to-value ratio up to 90% for borrowers who agree to an extra 25 basis points on their loan rate. In addition, we will originate loans with a combined loan-to-value ratio of 95%, based on an 80% loan-to-value first lien and a 15% loan-to-value home equity loan. As of December 31, 2010, $36.0 million, or 10.6%, of our residential loan portfolio had loan-to-value ratios in excess of 80%. These loans are reviewed on a regular basis by management to determine whether any probable losses exist, if any, as a result of declines in collateral value.

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

There were no changes in our nonaccrual or charge-off policies during 2010. Interest income on mortgage and commercial loans is discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in process of collection. Accrued interest income on consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$15,631	$10,546	$6,827	$5,192	$4,437

Charge-offs:
Real estate loans:
Construction	—	—	(138)	—	—
Commercial	(2,851)	(1,179)	(277)	(108)	—
One- to four-family residential	(81)	(39)	(40)	(15)	—
Multifamily	(2,446)	—	—	—	(32)
Commercial business loans	(886)	(132)	(3,806)	(277)	(560)
Consumer loans	(1,542)	(1,737)	(1,098)	(504)	(409)
Home equity	(214)	(123)	(63)	(68)	(2)
Total charge-offs	(8,020)	(3,210)	(5,422)	(972)	(1,003)

Recoveries:
Real estate loans:
One- to four-family residential	33	—	—	—	—
Commercial business loans	3	8	4	—	355
Consumer loans	343	580	280	293	331
Home equity	40	12	—	10	6
Total recoveries	419	600	284	303	692

Net charge-offs	(7,601)	(2,610)	(5,138)	(669)	(311)
Provision for loan losses	7,210	7,695	8,857	2,304	1,066

Balance at end of year	$15,240	$15,631	$10,546	$6,827	$5,192

Ratios:

Net charge-offs to average loans outstanding (annualized)	0.92%	0.32%	0.67%	0.11%	0.06%
Allowance for loan losses to nonperforming loans at end of year	108.28%	121.28%	225.05%	624.61%	NM
Allowance for loan losses to total loans at end of year	1.90%	1.89%	1.36%	0.96%	0.96%

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

	At December 31,
	2010		2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
			(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,037	22.8%	$1,545	25.3%	$1,157	26.8%
Multi-family	1,280	3.4	1,495	2.9	369	2.7
Commercial	5,015	19.5	4,949	15.5	2,162	14.0
Construction	391	2.7	110	2.3	—	2.5
Commercial business loans	5,384	10.7	4,201	12.2	3,549	11.1
Home equity	251	19.6	541	21.4	987	24.9
Consumer loans	1,882	21.3	2,790	20.4	2,322	18.0
Total	$15,240	100%	$15,631	100%	$10,546	100.0%

	At December 31,
	2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Real estate loans:
One- to four-family residential	$190	29.0%	$896	21.6%
Multi-family	200	2.7	431	2.6
Commercial	1,444	11.7	703	12.1
Construction	—	1.2	34	1.0
Commercial business loans	2,597	9.9	340	9.5
Home equity	970	28.6	433	35.9
Consumer loans	1,426	16.9	2,355	17.3
Total	$6,827	100.0%	$5,192	100.0%

Investments

The asset/liability management committee, consisting of Beacon Federal’s President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President and Chief Lending Officer and two members of its Board of Directors, has primary responsibility for establishing and overseeing Beacon Federal’s investment policy, subject to oversight by our entire Board of Directors. Authority to make investments under approved guidelines is delegated to the President and Chief Executive Officer and his designated investment officers. These officers are authorized to execute investment transactions up to $10 million per transaction with the prior approval of the committee. All investment transactions are reported to the Board of Directors for ratification at the next regular board meeting.

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

Our current investment policy does not permit investment in common stock of government agencies and government-sponsored enterprises or in equity securities, other than our required investment in the capital stock of the Federal Home Loan Bank of New York. As a federal savings association, Beacon Federal is not permitted to invest in equity securities. This general restriction does not apply to Beacon Federal Bancorp, Inc.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 requires that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost.

Our securities portfolio at December 31, 2010, consisted of $46.9 million of mortgage-backed securities issued or guaranteed by the United States Government or United States Government-sponsored enterprises, $93.4 million of United States Government Agency collateralized mortgage obligations, $19.2 million of “private label” collateralized mortgage obligations, $8.1 million of debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises, and $5.4 million of pooled trust preferred securities.

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

CMOs are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. See Note 2 of Notes to Consolidated Financial Statements for further information regarding collateralized mortgage obligations.

Other-Than-Temporary Impairment (“OTTI”) Losses. We review securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other-than-temporarily impaired. If a decline in the fair value of equity securities is determined to be other-than-temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge in the amount of the decline, net of tax effect, against our current income. If a decline in the fair value of debt securities is determined to be other-than-temporary, we are required to reduce the carrying amount of the debt security to its fair value and record a non-cash impairment charge to earnings for the portion of decline due to credit loss, with the remaining decline charged directly to other comprehensive income. For the year ended December 31, 2010, we recorded an aggregate impairment charge to earnings of $1.3 million on five collateralized mortgage obligations and three pooled trust preferred securities.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
Mortgage-backed securities - Residential:
Freddie Mac	$885	$900	$1,091	$1,101	$1,566	$1,547
Ginnie Mae	3	3	3	3	3	3
Fannie Mae	2,838	2,962	3,756	3,862	4,722	4,747
Collateralized mortgage obligations	6,595	6,678	9,711	9,534	17,024	15,658
Total	$10,321	$10,543	$14,561	$14,500	$23,315	$21,955

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Agencies	$7,997	$7,987	$26,002	$25,972	$3,000	$3,003
Treasuries	100	100	100	101	100	103
Pooled trust preferred securities	11,566	5,446	12,755	5,012	12,318	4,783
Mortgage-backed securities - Residential	41,677	43,034	39,629	41,253	47,508	48,642
Collateralized mortgage obligations	104,075	105,838	97,754	94,900	90,627	83,272
Total	$165,415	$162,405	$176,240	$167,238	$153,553	$139,803

Investment Securities Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the repricing characteristics, or the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities - Residential	$—	—%	$190	4.50%	$510	4.50%	$3,026	3.53%	$3,726	$3,865	3.72%
Collateralized mortgage obligations	—	—%	—	—%	1,665	6.22%	4,930	4.82%	6,595	6,678	5.18%
Total:	$—	—%	$190	4.50%	$2,175	5.82%	$7,956	4.33%	$10,321	$10,543	4.65%

Securities available for sale:
Treasuries	—	—%	100	0.75%	—	—%	—	—%	100	100	0.75%
Agencies	—	—	7,997	2.03	—	—	—	—	7,997	7,987	2.03
Pooled trust preferred	—	—	—	—	—	—	11,566	0.84	11,566	5,446	0.84
Mortgage-backed securities - Residential	—	—	—	—	9,250	4.43	32,427	4.66	41,677	43,034	4.61
Collateralized mortgage obligations	—	—%	59	5.50%	13,731	4.76%	90,285	4.55%	104,075	105,838	4.58%
Total	$—	—%	$8,156	2.04%	$22,981	4.62%	$134,278	4.26%	$165,415	$162,405	4.20%

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

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, health savings accounts, certificates of deposit, interest and noninterest-bearing checking accounts accounts, money market accounts and individual retirement accounts. We accept brokered deposits and at December 31, 2010, we had $74.0 million in brokered deposits compared to $62.7 million at December 31, 2009. Brokered deposits represent an alternative and immediate source of funds and currently bear a lower interest rate than local, retail deposits. Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2010, we had a total of $321.4 million in certificates of deposit, of which $192.4 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2010		2009		2008
	Balance	Percent	Balance	Percent	Balance	Percent

Noninterest-bearing checking	$42,468	6.3%	$32,292	4.6%	$30,496	4.9%
Interest-bearing checking	62,757	9.3	51,824	7.5	50,339	8.0
Savings accounts	108,335	16.0	59,868	8.6	56,734	9.1
Money market accounts	142,450	21.0	155,740	22.5	147,268	23.5
Certificates of deposit	321,374	47.4	393,573	56.8	341,630	54.5

Total deposits	$677,384	100.0%	$693,297	100.0%	$626,467	100.0%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $123.5 million. The following table sets forth the maturity of those certificates as of December 31, 2010.

Maturity Period	At December 31, 2010
(In thousands)

Three months or less	$24,724
Over three months through six months	16,794
Over six months through one year	49,538
Over one year to three years	29,020
Over three years	3,425

Total	$123,501

The following table sets forth the amount and maturities of time deposits at December 31, 2010.

	Amount Due in
	2011 One Year or Less	2012 1-2 Years	2013 2-3 Years	2014 3-4 Years	2015 4-5 Years	Total
	(In thousands)
Interest Rate
Less than 2.00%	$126,304	$16,592	$11,167	$369	$419	$154,851
2.00% - 2.99%	42,427	33,521	6,240	1,061	3,225	86,474
3.00% - 3.99%	13,823	7,116	23,007	19,013	1,460	64,419
4.00% - 4.99%	9,868	3,834	1,928	—	—	15,630
5.00% - 5.99%	—	—	—	—	—	—

Total	$192,422	$61,063	$42,342	$20,443	$5,104	$321,374

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)

Interest Rate
Less than 2.00%	$154,851	$76,348	$576
2.00% - 2.99%	86,474	161,313	21,948
3.00% - 3.99%	64,419	120,361	236,718
4.00% - 4.99%	15,630	32,472	72,165
5.00% - 5.99%	—	3,079	10,223

Total	$321,374	$393,573	$341,630

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase. At December 31, 2010, we had the ability to borrow up to an additional $41.5 million from the Federal Home Loan Bank of New York. At December 31, 2010, we had callable advances from the Federal Home Loan Bank of New York of $150.0 million. See “Liquidity and Capital Resources” for further discussion of borrowing capacity with the Federal Home Loan Bank of New York. The following tables set forth information regarding balances and interest rates on all of our borrowings at the dates and for the years indicated.

FHLB of New York Advances:	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$163,427	$191,094	$218,641
Average balance during year	$183,288	$207,487	$243,736
Maximum outstanding at any month end	$191,094	$218,641	$262,007
Weighted average interest rate at end of year	4.02%	4.22%	4.29%
Average interest rate during year (1)	4.25%	4.31%	4.44%

(1)	The weighted average rate paid is based on the weighted-average balances determined on a monthly basis.

Securities Sold Under Agreements to Repurchase:	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$70,000	$70,000	$70,000
Average balance during year	$70,001	$70,000	$49,836
Maximum outstanding at any month end	$70,000	$70,000	$70,000
Weighted average interest rate at end of year	3.83%	3.32%	3.15%
Average interest rate during year (1)	3.87%	3.21%	3.09%

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

Personnel

As of December 31, 2010, we had 136 full-time employees and 6 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that it has a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Beacon Federal is examined and supervised by the Office of Thrift Supervision (“OTS”) and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under Federal law, an institution may not disclose its CAMELS rating to the public. Beacon Federal also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Beacon Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS examines Beacon Federal and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Beacon Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Beacon Federal’s mortgage documents.  In 2011, this regulatory oversight will be transferred to the Office of the Comptroller of the Currency.  With the 2010 passage of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) legislation, Congress mandated that the Office of Thrift Supervision be abolished with certain of its activities transferred to the Federal Reserve Board, Office of the Comptroller of the Currency (“OCC”) and FDIC. In July, 2011, Beacon Federal will become regulated by the OCC and Beacon Federal Bancorp, Inc. will become regulated by the Federal Reserve.

Any change in these laws or regulations, whether by the FDIC, the Federal Reserve, the OTS, the OCC or Congress, could have a material adverse impact on Beacon Federal Bancorp, Inc., Beacon Federal and their operations.

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

Recent Developments

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

●
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws and  having the authority to promulgate rules intended to protect consumers in the financial product and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.

●	Transfer the federal regulation of the Bank from the OTS to the Office of the Comptroller of the Currency (the primary federal regulator for national banks).

●
Beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System, including imposing the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which may result in additional restrictions on investments and other holding company activities.

●
Require financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

●
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

●
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

●	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

●
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

●	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that  require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek other sources of capital in the future. We cannot determine the full impact of the new law on our business and operations at this time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

At December 31, 2010, Beacon Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, Beacon Federal’s largest lending relationship with a single or related group of borrowers totaled $15.1 million, which represented 13.8% of unimpaired capital and surplus. Therefore, Beacon Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At December 31, 2010, Beacon Federal maintained approximately 103.16% of its portfolio assets in qualified thrift investments and met the QTL test in each of the prior twelve months.

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

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of 8% or greater of liquid assets and wholesale funding availability to total assets. For the year ended December 31, 2010, our liquidity ratio averaged 11.13%.

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

The OCC will assume the OTS’ enforcement authority as part of the Dodd-Frank Act regulatory restructuring.

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

At December 31, 2010, Beacon Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts at Beacon Federal are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

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

Under the rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rates, as adjusted, range from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the FDIC issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. This special assessment resulted in an additional non-interest expense of $479,000 based on our assets and Tier 1 capital level as of June 30, 2009. In addition, the FDIC may assess additional special premiums in the future.

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

Most recently, the FDIC has issued a final rule which implements the directive of the Dodd-Frank Act that it revise its assessment procedures to base them on total assets less tangible capital instead of deposits.  The final rule revises the assessment range, with adjustments, so that it is 25 to 45 basis points of an institution’s total assets less tangible capital.  The new system takes effect on April 1, 2011.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2010, the FICO assessment was equal to 26 basis points for each $100 in domestic deposits maintained at an institution.

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

The other component of the program provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009, later extended to December 31, 2010. An annualized assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 were assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. Beacon Federal opted to participate in this component of the Temporary Liquidity Guarantee Program.  The Dodd-Frank Act extended unlimited coverage for noninterest-bearing transaction accounts until December 31, 2012, but imposed no separate fee and provided no opportunity to opt out.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provided the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. CPP provided direct equity investment in perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program was not automatic and was subject to approval by the U.S. Treasury. The Company opted not to participate in the CPP.

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

Federal Home Loan Bank System. Beacon Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Beacon Federal is required to acquire and hold a designated amount of shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2010, Beacon Federal was in compliance with this requirement.

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

Holding Company Regulation

General. Beacon Federal Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Beacon Federal Bancorp, Inc. is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Beacon Federal Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. In July 2011, this regulatory oversight of savings and loan holding companies, including Beacon Federal Bancorp, Inc., will be transferred to the Board of Governors of the Federal Reserve System.

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

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments from Tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies.  Instruments issued before May 19, 2010 by holding companies with less than $15 billion in consolidated assets (as of December 31, 2009) are grandfathered.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loans holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2010, Beacon Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2010, Beacon Federal had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Beacon Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns. Beacon Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

New York State Taxation. Beacon Federal Bancorp, Inc., Beacon Federal and Beacon Comprehensive Services Corporation report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) a nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. Beacon Federal’s New York State tax returns for the years 2004 through 2006 have been audited.

Massachusetts State Taxation. Beacon Federal Bancorp, Inc., Beacon Federal and Beacon Comprehensive Services Corporation report income on a calendar year basis to the State of Massachusetts. Massachusetts imposes a tax of 10.5% on income taxable in Massachusetts. Income taxable in Massachusetts is based on federal taxable income, subject to certain modifications.

Tennessee State Taxation. Beacon Beacon Federal Bancorp, Inc., Beacon Federal and Beacon Comprehensive Services Corporation report net worth and income on a calendar year basis to Tennessee. Tennessee imposes a franchise tax on the greater of (a) net worth, or (b) the net book value of real and tangible property. The rate of tax is 0.25% of net worth or property, whichever is greater. Tennessee also imposes an excise tax of 6.5% on apportioned business income. Apportioned business income is federal taxable income, subject to certain modifications.

Texas State Taxation. Beacon Federal Bancorp, Inc., Beacon Federal and Beacon Comprehensive Services Corporation report net worth and income on a calendar year basis to the State of Texas. Texas franchise tax is based on taxable margin.  The taxable margin is calculated by deducting from total revenues, at the election of the taxpayer, either interest expense or compensation (subject to certain limitations) and benefits.  The franchise tax rate is 1.0% of taxable margin.

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

In connection with significant government and central bank actions taken in late 2008 and through 2010, the U.S. economy began to see signs of stabilization in certain areas, and some early positive economic signs were observed in 2010. Despite these positive signs, there remains significant uncertainty regarding the sustainability and pace of economic recovery, unemployment levels, and the impact of the government’s unwinding of its extensive economic and market supports.

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

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has established programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009. Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

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

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

In 2010 President Obama signed the Dodd-Frank Act. This new law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act provides that the OTS will cease to exist one year from the date of the new law’s enactment. All functions of OTS relating to federal savings associations, and all rulemaking authority for federal and state savings associations will be transferred to Office of Comptroller of the Currency (“OCC”).  The Board of Governors of the Federal Reserve System (“FRB”) will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.  Savings and loan holding companies, such as the Company, will be subject to consolidated regulatory capital requirements imposed on bank holding companies by the FRB.  Currently savings and loan holding companies do not have minimum regulatory capital requirements.

The Dodd-Frank Act requires minimum leverage, or Tier 1 capital, and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow shareholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we are likely to become more dependent on these sources, which include FHLB advances.  Our financial flexibility could be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our expenses will increase as a result of increases in FDIC insurance premiums.

The FDIC imposes an assessment against institutions for deposit insurance. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. The designated reserve ratio was (0.15)% of estimated insured deposits at September 30, 2010. On February 27, 2009, the FDIC issued a final rule that alters the way the FDIC calculates federal deposit insurance assessment rates. Under the rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges from 12 to 45 basis points, depending on the risk category of the institution. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the FDIC issued a final rule that imposes a special 5 basis point assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital as of June 30, 2009, which was paid on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. This special assessment resulted in additional noninterest expense of $479,000 during 2009.

The FDIC has adopted a final rule pursuant to which all insured depository institutions prepaid their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our initial prepayment amount was approximately $4.6 million, of which $3.2 million existed at December 31, 2010.

Further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

During 2010 and 2009, we recognized other-than-temporary impairment credit losses of certain investment securities of $1.3 million and $1.7 million, respectively. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

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

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. In 2010 we made a provision for loan losses of $7.2 million, compared to a provision of $7.7 million in 2009. Our allowance for loan losses totaled $15.2 million at December 31, 2010 compared to $15.6 million at December 31, 2009. While our allowance for loan losses was 1.90% of total loans at December 31, 2010, material additions to our allowance could materially decrease our net income, and there can be no assurance that our allowance for loan losses will be adequate, particularly in the current very weak economic environment.

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

At December 31, 2010, our home equity loans totaled $157.6 million, or 19.6% of our total loan portfolio. Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans could be as high as 100%. At December 31, 2010, our consumer loans totaled $171.3 million, or 21.3% of our total loan portfolio, of which $145.1 million consisted of automobile loans, $18.7 million consisted of personal loans secured by other collateral, and $7.5 million consisted of unsecured personal loans. Home equity loans and consumer loans generally have greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured. In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for our loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

As a result of our large portfolio of home equity loans and consumer loans, it may become necessary to increase our provision for loan losses, which could reduce our profits. In addition, in March 2006 we began originating indirect automobile loans by or through third parties, which present greater risk than our direct automobile loans. At December 31, 2010, $119.7 million of our automobile loans were originated in this manner, and we expect to increase the origination of indirect automobile loans. See “Item 1. Business – Lending Activities – Consumer Loans” and “—Home Equity Loans.”

Our loan portfolio will have greater risk as we increase our commercial real estate and commercial business lending.

At December 31, 2010, our loan portfolio included $156.5 million of commercial real estate loans and $86.0 million of commercial business loans. We have significantly increased our originations of these loans in recent years and we intend to continue to increase our origination of these loans. Our commercial real estate loans and our commercial business loans increased to 19.5% and 10.7%, respectively, of our loan portfolio at December 31, 2010 compared to 10.0% and 7.5% of our total loan portfolio at December 31, 2005. These loans are considered to have greater credit risk than one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically depends on the successful operations and income stream of the borrowers’ business and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.

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

At December 31, 2010, the largest commercial real estate lending relationship consisted of loans totaling $15.1 million. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans” and “—Commercial Business Loans.”

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

Changes in interest rates also affect the current market value of our investment securities portfolio. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. At December 31, 2010, the fair value of our available-for-sale investment securities totaled $162.4 million. Unrealized losses, net of taxes, on these available-for-sale securities totaled $1.9 million at December 31, 2010 and are reported as a separate component of equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on our equity.

We evaluate interest rate sensitivity by estimating the change in Beacon Federal’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2010, in the event of an immediate 200 basis point increase in interest rates, the OTS model projects that we would experience a $19.2 million, or 17.0%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Beacon Federal Bancorp, Inc.—Management of Market Risk.”

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

Our future success will be largely due to the efforts of our senior management team consisting of Ross J. Prossner, President and Chief Executive Officer, J. David Hammond, Senior Vice President and Chief Lending and Operating Officer and Darren T. Crossett, Senior Vice President. The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan. We have entered into a three-year employment agreement with Mr. Prossner and two-year employment agreements with Messrs. Crossett and Hammond.

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

We operate from our corporate office in East Syracuse, New York, and from our eight full-service branches located in Syracuse, Marcy and Rome, New York; Smartt and Smyrna, Tennessee; Tyler, Texas; and Chelmsford, Massachusetts. The net book value of our premises, land and equipment was $12.0 million at December 31, 2010. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Location	Address	Leased or Owned	Year Acquired or Leased	Square Footage

Corporate Offices including full service branch Full Service Branches:	6611 Manlius Center Road East Syracuse, NY 13057	Leased (1)	2009	45,000

Chelmsford	116 Chelmsford Street Chelmsford, MA 01824	Leased (2)	2010	2,100
Marcy	9085 Old River Road Marcy, NY 13403	Owned	2006	4,000
Rome	230 South James Street Rome, NY 13440	Owned	2006	3,200
Syracuse	6311 Court Street Road East Syracuse, NY 13057	Owned	1985	14,000
Smartt	5428 Manchester Highway Morrison, TN 37357	Owned	1982	2,200
Smyrna	105 Threat Industrial Road Smyrna, TN 37167	Owned	2000	12,500
Tyler	1330 Old Omen Road Tyler, TX 75701	Owned	1993	4,500

(1)           Capital lease expires in June 2034.

(2)           Operating lease expires in July 2020.

ITEM 3.	LEGAL PROCEEDINGS

Beacon Federal Bancorp, Inc. and Beacon Federal are subject to various legal actions arising in the normal course of business. At December 31, 2010, we were not involved in any legal proceedings that were material to our financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The information required by this item is incorporated by reference to our Annual Report to Shareholders which is attached as Exhibit 13 hereto. No equity securities were sold during the year ended December 31, 2010 that were not registered under the Securities Act.

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

Management’s Report on Internal Control over Financial Reporting

Management of Beacon Federal Bancorp, Inc., and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2010 was effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

Changes in internal control.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.           DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Certain Related Persons” section of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to “Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included in Exhibit 13 of this Form 10-K.

(A)           Report of Independent Registered Public Accounting Firm

(B)           Consolidated Balance Sheets - at December 31, 2010 and 2009

(C)           Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

(D)           Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2010 and 2009

(E)            Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

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
10.5        Employment Agreement with Lisa M. Jones (3)
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
10.10      Beacon Federal 2008 Equity Incentive Plan (6)
13           Annual Report to Stockholders
21           Subsidiaries of Registrant (1)
23           Consent of Independent Registered Public Accounting Firm.
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32           Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File No. 333-143522), originally filed with the Securities and Exchange Commission on June 5, 2007.
(2)	Filed with the Securities and Exchange Commission on October 4, 2007 on Form 8K.
(3)	Filed with the Securities and Exchange Commission on December 23, 2010 on Form 8K.
(4)	Filed with the Securities and Exchange Commission on October 31, 2008 on Form 8K.
(5)	Filed with the Securities and Exchange Commission on December 28, 2007 on Form 8K.
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

BEACON FEDERAL BANCORP, INC.

Date:	March 29, 2011	By:	/s/ Ross J. Prossner
Ross J. Prossner
Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Ross J. Prossner	President, Chief Executive
Ross J. Prossner	Officer and Director (Principal	March 29, 2011
Executive Officer)

/s/ Lisa M. Jones	Senior Vice President and Chief	March 29, 2011
Lisa M. Jones	Financial Officer (Principal Financial and
Accounting Officer)

/s/ Timothy P. Ahern	Chairman of the Board	March 29, 2011
Timothy P. Ahern

/s/ John W. Altmeyer	Director	March 29, 2011
John W. Altmeyer

/s/ Edward H. Butler	Director	March 29, 2011
Edward H. Butler

/s/ Thomas Driscoll	Director	March 29, 2011
Thomas Driscoll

/s/ David R. Hill	Director	March 29, 2011
David R. Hill
/s/ Gail M. Kinsella	Director	March 29, 2011
Gail M. Kinsella