Form 10-Q
period 2011-03-31
Beacon Federal Bancorp, Inc.
filed 2011-05-12
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2011
Common Stock, par value $0.01 per share	6,380,203

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents - cash and due from financial institutions	$7,766	$12,439
Securities available for sale	165,160	162,405
Securities held to maturity (fair value of $9,424 and $10,543, respectively)	9,150	10,321
Loans held for sale	618	2,692
Loans, net of allowance for loan losses of $15,896 and $15,240, respectively	800,564	792,553
Federal Home Loan Bank (“FHLB”) of New York stock	9,785	9,954
Premises and equipment, net	11,894	12,030
Accrued interest receivable	3,473	3,528
Foreclosed and repossessed assets	65	206
Bank-owned life insurance (“BOLI”)	10,727	10,639
Other assets	14,640	15,711
Total assets	$1,033,842	$1,032,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$681,099	$677,384
Federal Home Loan Bank advances	159,027	163,427
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	4,632	4,218
Capital lease obligation	7,740	7,739
Total liabilities	922,498	922,768
Commitments and contingencies (Note 9)
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,652,816 issued; 6,413,128 and 6,432,922 shares outstanding, respectively	76	76
Additional paid-in capital	74,527	74,092
Retained earnings-substantially restricted	52,402	51,185
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,109)	(3,286)
Accumulated other comprehensive loss, net	(1,778)	(1,866)
Treasury stock, 1,239,688 and 1,219,894 shares at cost, respectively	(10,774)	(10,491)
Total stockholders’ equity	111,344	109,710
Total liabilities and stockholders’ equity	$1,033,842	$1,032,478

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest and dividend income:	(Unaudited)
Loans, including fees	$10,887	$11,612
Securities	1,478	1,967
FHLB stock	150	167
Federal funds sold and other	3	5
Total interest income	12,518	13,751
Interest expense:
Deposits	2,162	3,178
FHLB advances	1,710	1,976
Securities sold under agreement to repurchase	668	668
Lease obligation	196	196
Total interest expense	4,736	6,018
Net interest income	7,782	7,733
Provision for loan losses	979	1,780
Net interest income after provision for loan losses	6,803	5,953
Noninterest income:
Service charges	936	796
Commission and fee income	207	167
Change in cash surrender value of BOLI	88	13
Gain on sale of loans	70	113
Other-than-temporary impairment (OTTI) credit loss on securities	(111)	(257)
Other	312	285
Total noninterest income	1,502	1,117
Noninterest expense:
Salaries and employee benefits	3,089	2,622
Occupancy and equipment	698	592
Advertising and marketing	121	111
Telephone, delivery and postage	210	180
Supplies	62	48
Audit and examination	169	200
FDIC premium expense	360	318
Other	1,133	942
Total noninterest expense	5,842	5,013
Income before income taxes	2,463	2,057
Income tax expense	944	763
Net income	$1,519	$1,294
Basic and diluted earnings per share	$0.25	$0.21

OTTI credit loss on securities:
Total OTTI loss on securities	$665	$271
Portion of OTTI loss recognized in other comprehensive loss before income taxes	(554)	(14)
OTTI credit loss on securities	$111	$257

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares	Amount	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Shares	(Loss)/Income	Stock	Total
Balance at the beginning of the period	6,432,922	$76	$74,092	$51,185	$(3,286)	$(1,866)	$(10,491)	$109,710
Net income				1,519				1,519
Other comprehensive income, net of tax						88		88
Earned ESOP shares			50		177			227
Stock-based compensation			385					385
Cash dividends $0.20 per share				(302)				(302)
Repurchase of common stock	(19,794)						(283)	(283)
Balance at March 31, 2011	6,413,128	$76	$74,527	$52,402	$(3,109)	$(1,778)	$(10,774)	$111,344

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)

Other comprehensive income (loss), before tax:
Net change in unrealized gains (losses) on available for sale securities	$700	$2,270
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income	(554)	(14)
Other comprehensive income before tax	146	2,256
Income tax related to other comprehensive income (loss)	(58)	(902)
Other comprehensive income (loss), net of tax	88	1,354
Net Income	1,519	1,294
Comprehensive income	$1,607	$2,648

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$1,519	$1,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	979	1,780
Change in fair value of servicing assets	102	130
Depreciation and amortization	380	345
ESOP expense	227	160
Amortization of stock-based compensation expense	385	207
Amortization of net deferred loan costs	667	594
Net amortization of premiums and discounts on securities	318	74
Gain on sale of loans	(70)	(113)
Other-than-temporary impairment credit loss on securities	111	257
Originations of loans held for sale	(4,048)	(7,637)
Proceeds from loans held for sale	6,192	8,218
Increase in cash surrender value of BOLI	(88)	(13)
Net change in:
Accrued interest receivable	55	(16)
Other assets	909	275
Accrued interest payable and other liabilities	415	(11)
Net cash provided by operating activities	8,053	5,544
Cash flows from investing activities:
Purchase of FHLB stock	(1,686)	(463)
Redemption of FHLB stock	1,855	591
Securities held to maturity:
Maturities, prepayments and calls	1,162	894
Securities available for sale:
Purchases	(15,347)	(15,389)
Proceeds from maturity or call	12,320	17,945
Loan originations and payments, net	(9,773)	(3,139)
Purchase of premises and equipment	(244)	(165)
Proceeds from sale of foreclosed and repossessed assets	257	175
Net cash (used for) provided by investing activities	$(11,456)	$449

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	$3,715	$5,900
Proceeds from FHLB advances	151,600	12,500
Repayment of FHLB advances	(156,000)	(14,692)
Cash dividends	(302)	(303)
Repurchase of common stock	(283)	-
Net cash (used for) provided by financing activities	(1,270)	3,405
Net change in cash and cash equivalents	(4,673)	9,398
Cash and cash equivalents at beginning of period	12,439	12,993
Cash and cash equivalents at end of period	$7,766	$22,391
Supplemental cash flow information:
Interest paid	$4,765	$6,012
Income taxes paid	$60	$544
Real estate and repossessions acquired in settlement of loans	$116	$222

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Beacon Federal Bancorp, Inc. (the “Company”), a financial holding company that owns and operates Beacon Federal (the “Bank”), and have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current presentation.  The reclassifications made to the prior year have no impact on the net income or overall presentation of the consolidated financial statements.

Note 2 – Significant Accounting Estimates and Policies

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for Loan Losses

The adequacy of the allowance for loan losses for all loan classes is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors. All loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. The allowance for loan losses consists of two components:

(1)
specific allowances established for any impaired loans for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows or loans otherwise adversely classified; and

(2)
general allowances for loan losses for each loan type based on the historical loan loss experience for the last four years, including qualitative adjustments to historical loss experience, maintained to cover uncertainties that affect our estimate of probable losses for each loan type. Portions of the general allowance may be allocated for specific credits; however, the entire allowance is available for any credit that in management’s judgment should be charged-off.

We evaluate the allowance for loan losses for all loan classes based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology for the general allowance results in a higher dollar amount of estimated probable losses than would be the case without the increase. In contrast, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

A general loan loss allowance is provided on all loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are stratified by type and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent four years and if considered necessary by management, weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the migration analysis within parameters. The qualitative adjustments are based on the factors below. Generally, the factors are considered to have no significant impact to our historical migration ratios. However, if information exists to warrant adjustment to the migration analysis, changes are made in accordance with parameters supported by narrative and/or statistical analysis. Each of the factors below could be adjusted by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following ten factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

New Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance on December 31, 2010 expanded the Company’s disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.

In April 2011, the FASB issued ASU No. 2011-2, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) by clarifying the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. The ASU:

●
Provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection of all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate;

●	Includes factors and examples for creditors to determine whether an insignificant delay in payment is considered a concession;
●	Prohibits creditors from using the borrower’s effective rate test in ASC 470-50, Debt, Modifications and Extinguishment, to evaluate whether a concession has been granted to the borrower;
●	Adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and
●	Ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.

This ASU is effective for the first interim period beginning on or after June 15, 2011.  The Company is currently evaluating the impact this new ASU will have on the financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Earnings Per Share

Earnings per share are based upon the weighted-average shares outstanding.  ESOP shares, which have been committed to be released and stock options, to the extent dilutive, are considered outstanding.  Under the treasury stock method, stock options are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the option price during the period.  In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.  There were approximately 154,000 anti-dilutive stock options outstanding at March 31, 2011 that were excluded from the calculation below.  There were no anti-dilutive stock options outstanding at March 31, 2010.  The basic and diluted earnings per share are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Basic earnings per share:

Net income	$1,519	$1,294
Less dividends paid:
Common stock	298	295
Participating securities	4	8

Undistributed earnings	$1,217	$991

Weighted-average basic shares outstanding	6,038	5,987
Add: weighted-average participating securities outstanding	73	155
Total weighted-average basic shares and participating securities outstanding	6,111	6,142

Distributed earnings per share	$0.05	$0.05
Undistributed earnings per share	0.20	0.16
Net income per share	$0.25	$0.21

Diluted earnings per share:

Undistributed earnings	$1,217	$991

Total weighted-average basic shares and participating securities outstanding	6,111	6,142
Add: Dilutive stock options	108	14
Total weighted-average diluted shares and participating securities outstanding	6,219	6,156

Distributed earnings per share	$0.05	$0.05
Undistributed earnings per share	0.20	0.16
Net income per share	$0.25	$0.21

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at March 31, 2011 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$3,499	$141	$-	$3,640
Collateralized mortgage obligations - Private issuer	3,476	50	(64)	3,462
Collateralized mortgage obligations - Government agency	2,175	147	-	2,322
Total	$9,150	$338	$(64)	$9,424

Available for sale:
Debt securities:
Treasuries	$100	$-	$(1)	$99
Agencies	7,997	19	(62)	7,954
Pooled trust preferred securities	11,500	-	(5,527)	5,973
Mortgage-backed securities - Residential	43,163	1,538	(293)	44,408
Collateralized mortgage obligations - Private issuer	14,609	143	(904)	13,848
Collateralized mortgage obligations - Government agency	90,653	2,243	(18)	92,878
Total	$168,022	$3,943	$(6,805)	$165,160

Mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are backed by single-family mortgage loans.  The Company does not have any such securities backed by commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$3,726	$139	$-	$3,865
Collateralized mortgage obligations - Private issuer	4,264	41	(123)	4,182
Collateralized mortgage obligations - Government agency	2,331	165	-	2,496
Total	$10,321	$345	$(123)	$10,543

Available for sale:
Debt securities:
Treasuries	$100	$-	$-	$100
Agencies	7,997	45	(55)	7,987
Pooled trust preferred securities	11,566	-	(6,120)	5,446
Mortgage-backed securities - Residential	41,677	1,613	(256)	43,034
Collateralized mortgage obligations - Private issuer	15,547	442	(1,010)	14,979
Collateralized mortgage obligations - Government agency	88,528	2,399	(68)	90,859
Total	$165,415	$4,499	$(7,509)	$162,405

Maturities of debt securities at March 31, 2011 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
March 31, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$-	$-	$-	$-
Due after one through five years	-	-	8,097	8,053
Due after five through ten years	-	-	-	-
Due after ten years	-	-	11,500	5,973
	-	-	19,597	14,026
Mortgage-backed securities - Residential	3,499	3,640	43,163	44,408
Collateralized mortgage obligations - Private issuer	3,476	3,462	14,609	13,848
Collateralized mortgage obligations - Government agency	2,175	2,322	90,653	92,878
	$9,150	$9,424	$168,022	$165,160

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	loss	Value	loss	Value	loss

Treasuries	$99	$(1)	$-	$-	$99	$(1)
Agencies	1,932	(62)	-	-	1,932	(62)
Pooled trust preferred securities	-	-	5,973	(5,527)	5,973	(5,527)
Mortgage backed securities - Residential	12,992	(293)	-	-	12,992	(293)
CMOs - Private issuer	1,822	(47)	9,031	(921)	10,853	(968)
CMOs - Government Agency	9,594	(18)	-	-	9,594	(18)
	$26,439	$(421)	$15,004	$(6,448)	$41,443	$(6,869)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	loss	Value	loss	Value	loss

Agencies	$1,940	$(55)	$-	$-	$1,940	$(55)
Pooled trust preferred securities	-	-	5,446	(6,120)	5,446	(6,120)
Mortgage backed securities - Residential	13,620	(256)	-	-	13,620	(256)
CMOs - Private issuer	-	-	12,145	(1,133)	12,145	(1,133)
CMOs - Government Agency	9,357	(68)	-	-	9,357	(68)
	$24,917	$(379)	$17,591	$(7,253)	$42,508	$(7,632)

No assurance can be made that the credit quality of the securities with unrealized losses at March 31, 2011 will not deteriorate in the future which may require future reductions in income for other-than-temporary impairment (“OTTI”) credit losses.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pooled Trust Preferred Securities (PTPS) (6 issues with unrealized loss at March 31, 2011). The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the present value of expected future cash flows which was more than the carrying amount for three of the six PTPS with unrealized losses. The predominate factor in the present value of expected cash flows being greater than the carrying amount was the Company holding senior tranche positions in those securities, providing a priority in receipt of the cash flows estimated to be collected. Accordingly, the Company did not consider the unrealized losses on those three securities to be other-than-temporary credit-related losses at March 31, 2011.

Our PTPS were rated “C” (below investment grade), or lower, and the lowest was rated “CCC” (highly vulnerable, perhaps in bankruptcy or in arrears but still continuing to pay out on obligations), as discussed below under the caption “Other-Than-Temporary Impairments.”

Mortgage-backed Securities (5 issues with unrealized loss at March 31, 2011) and Collateralized Mortgage Obligations (9 issues with unrealized loss at March 31, 2011). The unrealized losses on the Company’s mortgage-backed securities and collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at March 31, 2011.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC, and private issuers. Of the Company’s fifty-three CMOs, forty are government agency and thirteen are privately issued. Of the $986,000 of unrealized losses on CMOs, $968,000 of the losses are on privately issued securities, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Three privately issued CMOs with unrealized losses were rated investment grade or better and four privately issued CMOs were rated less than investment grade (including three subprime securities) with the lowest rated “Caa3.”

Agencies (1 issue with unrealized loss at March 31, 2011). The unrealized loss on the Company’s agency security was caused primarily by one agency security that was purchased for Community Redevelopment Act purposes and held for collateral with the Senior Housing Crime Prevention Foundation. The agency security has a one-time call in 2011, and if not called the agency security matures in 2015.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Individual debt securities in an unrealized loss position greater than 12 months and below investment grade with the lowest rating by security type as of March 31, 2011, are as follows (dollars in thousands):

Description	Class	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating
CMOs - Private Issuer:
CWALT 2006-19CB	A14	$3,440	$3,177	$(263)	CCC
First Horizon ALT 2006	1A1	1,924	1,710	(214)	Caa3
JPMMT 2007-S3	2A3	1,853	1,806	(47)	CC
ARMT 2005-3	4A1	2,897	2,516	(381)	Caa1
		10,114	9,209	(905)

Trust Preferred Securities:
Alesco Preferred Funding Ltd	A-1	2,094	1,386	(708)	CCC+
Alesco Preferred Funding IV	B-1	545	151	(394)	C
MMCAPS Fund XVIII Ltd	A-1	2,705	1,683	(1,022)	CCC-
US Capital Funding III 12/01/35	A-2	2,966	960	(2,006)	CCC-
MM Community Funding IX	A-1	2,638	1,673	(965)	CCC-
US Capital Funding I 05/01/34	B-2	551	120	(431)	Caa1
		11,499	5,973	(5,526)
		$21,613	$15,182	$(6,431)

The Company’s ten investment securities that are in an unrealized loss position and rated below investment grade were all originally purchased at investment grade. Beginning with the second half of 2008, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions, ratings agency actions, and regulatory actions. As a result of changes in these and various other factors during 2009 and 2010, Moody’s Investors Service and Standard & Poor’s downgraded multiple CMO and Trust Preferred Securities, including securities that are held by the Company. Of the Company’s fifty-three CMOs, four are now considered to be below investment grade and in an unrealized loss position. All six of the Company’s trust preferred securities are now considered to be below investment grade and in an unrealized loss position. The deteriorating economic, credit and financial conditions experienced in 2008 and carrying through the first quarter of 2011 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of our four CMOs in unrealized loss positions with below investment grade rating, we have determined that all but one are other-than-temporarily impaired. The ARMT 2005-3 investment is not considered other-than-temporarily impaired due to management not having an intention to sell the investment and not believing we will be required to sell the investment before recovery of its amortized cost basis and the underlying mortgages experiencing a relatively low amount of delinquencies and foreclosures of 7.5% and an average FICO score of 741 for the underlying mortgage borrowers.

Of the six PTPS securities in unrealized loss positions with below investment grade rating, we have determined that three are other-than-temporarily impaired. The Alesco Preferred Funding Ltd Class A-1, MMCAPS Fund XVIII Ltd and MM Community Funding IX investments are not considered other-than-temporarily impaired due to management not having an intention to sell the investments and not believing we will be required to sell the investments before recovery of their amortized cost basis and the underlying collateral not deteriorating. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if they were sold at this time. The Company has the intent and ability to hold these securities until a recovery of amortized cost basis, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers and the Company’s senior tranche positions in the three trust preferred securities, we did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2011. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OTTI credit losses on debt securities recognized in noninterest income during the three months ended March 31, 2011 and OTTI non-credit losses recognized in accumulated other comprehensive loss (“AOCL”) at March 31, 2011 are summarized in the table below. Also included in the table is the lowest credit rating of each security and the percentage of defaults and delinquencies in the underlying banks and loans supporting each trust preferred and CMO security, respectively, as of March 31, 2011 (dollars in thousands):

		OTTI Credit	Non-Credit	Lowest
	Fair	Loss During	Loss in AOCL	Credit	Default /
Description	Value	the Quarter	March 31, 2011	Rating	Delinquency
Trust preferred securities:
US Capital Funding III 12/01/35	$960	$-	$2,006	CCC-	29.7%
Alesco Preferred Funding IV	229	33	317	C	44.7%
US Capital Funding I 05/01/34	120	-	431	Caa1	18.9%
	1,309	33	2,754
Collateralized mortgage obligations:
CWALT 2006-19CB	3,177	49	263	CCC	32.6%
First Horizon Alt 2006	1,710	29	214	Caa3	14.9%
JPMMT 2007-S3	1,806	-	47	CC	22.4%
	6,693	78	524
	$8,002	$111	$3,278

For the quarter ended March 31, 2010, there was OTTI credit loss of $232,000 related to two trust preferred securities and OTTI credit loss of $25,000 related to two collateralized mortgage obligations.

The Company recognized an OTTI credit loss on trust preferred securities of $33,000 during the quarter ended March 31, 2011.  The Company used a DCF analysis to provide an estimate of the trust preferred securities OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the defaults and deferrals contributed to the OTTI credit loss. For those trust preferred security with OTTI credit loss, defaults and deferrals provided by a third-party broker increased by $20.9 million as of March 31, 2011 as compared to December 31, 2010.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $78,000 during the quarter ended March 31, 2011. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of delinquent loans and decrease in credit support contributed to the OTTI credit loss.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects, for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Credit related impairments with a portion recognized in other comprehensive loss:
Beginning balance	$4,553	$3,293
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	111	257
Ending balance	$4,664	$3,550

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Loans

Loans, net are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010

Residential real estate:
1-4 family	$180,063	$182,832
Home equity	155,560	157,629
Total Residential real estate	335,623	340,461
Commercial :
Commercial business	87,260	85,960
Commercial real estate	156,585	146,433
Multi-family real estate	26,213	26,944
Commercial - 1-4 family real estate	10,728	10,024
Construction	23,153	22,030
Total Commercial	303,939	291,391
Consumer:
Auto - indirect	122,141	119,723
Auto - direct	23,863	25,459
Other consumer - secured	19,325	18,669
Other consumer - unsecured	7,000	7,495
Total Consumer	172,329	171,346
Gross loans	811,891	803,198

Net deferred loan costs	4,569	4,595
Allowance for loan losses	(15,896)	(15,240)
Loans, net of allowance for loan losses	$800,564	$792,553

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands).

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2010	$1,288	$12,070	$1,844	$38	$15,240
Provision for loan losses	36	746	235	(38)	979
Charge-offs	(61)	(40)	(335)	-	(436)
Recoveries	1	-	112	-	113
Balance at March 31, 2011	$1,264	$12,776	$1,856	$-	$15,896

Period-end allowance balance attributed to loans:
Individually evaluated for impairment	$5	$3,666	$-	$-	$3,671
Collectively evaluated for impairment	1,259	9,110	1,856	-	12,225

Loan balance individually evaluated for impairment	$876	$10,358	$-		$11,234
Loan balance collectively evaluated for impairment	334,747	293,581	172,329		800,657
	$335,623	$303,939	$172,329		$811,891

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $8.1 million for both March 31, 2011 and December 31, 2010.  The qualitative adjustments made to the general loan loss provision were $4.1 million at March 31, 2011 and $4.2 million at December 31, 2010.

For homogeneous loan pools, such as 1-4 family residential mortgages, home equity lines of credit and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a monthly basis by the Bank’s collection area and on a quarterly basis with respect to determining the adequacy of the allowance for loan losses.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are automatically placed on nonaccrual status when payment of principal or interest is more than 120 days delinquent. Restructured loans are placed on nonaccrual status if collection of principal or interest in full is in doubt. Collateral-dependent loans may be placed on nonaccrual status if the estimated proceeds, less costs to sell, of the collateral is less than the carrying value of the loan.

When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. At any time a loan is less than 120 days delinquent, and we expect to collect principal and interest in full, the loan will return to accrual status.

The recorded investment in nonaccrual loans, segregated by class of loans, were as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Residential real estate:
1-4 family	$1,308	$1,059
Home equity	206	158
Commercial :
Commercial business	607	984
Commercial real estate	5,295	4,633
Multi-family real estate	2,459	3,200
Commercial - 1-4 family real estate	1,500	-
Construction	-	314
	$11,375	$10,348

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An aging analysis of past due loans, segregated by class of loans, as of March 31, 2011 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$66	$-	$-	$1,308	$178,689	$180,063	$-
Home equity	550	159	127	206	154,518	155,560	127
Commercial :
Commercial business	1,782	964	21	607	83,886	87,260	21
Commercial real estate	2,424	502	-	5,295	148,364	156,585	-
Multi-family real estate	-	-	-	2,459	23,754	26,213	-
Commercial - 1-4 family real estate	-	53	95	1,500	9,080	10,728	95
Construction	-	-	-	-	23,153	23,153	-
Consumer:
Auto - indirect	1,196	76	-	-	120,869	122,141	-
Auto - direct	61	-	4	-	23,798	23,863	4
Other consumer - secured	93	-	-	-	19,232	19,325	-
Other consumer - unsecured	25	2	-	-	6,973	7,000	-
Total	$6,197	$1,756	$247	$11,375	$792,316	$811,891	$247

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$303	$-	$345	$1,059	$181,125	$182,832	$345
Home equity	470	235	185	158	156,581	157,629	185
Commercial :
Commercial business	2,276	555	543	984	81,602	85,960	543
Commercial real estate	361	668	-	4,633	140,771	146,433	-
Multi-family real estate	-	-	-	3,200	23,744	26,944	-
Commercial - 1-4 family real estate	-	-	1,500	-	8,524	10,024	1,500
Construction	-	-	-	314	21,716	22,030	-
Consumer:
Auto - indirect	1,750	33	-	-	117,940	119,723	-
Auto - direct	141	7	-	-	25,311	25,459	-
Other consumer - secured	82	-	-	-	18,587	18,669	-
Other consumer - unsecured	28	6	2	-	7,459	7,495	2
Total	$5,411	$1,504	$2,575	$10,348	$783,360	$803,198	$2,575

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible, with the balance remaining as an impaired loan until either the full principal is received or the loan is charged-off.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are set forth in the following table (dollars in thousands).

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2011
Residential real estate:
1-4 family	$876	$-	$876	$876	$5	$877	$1
Commercial :
Commercial business	2,345	99	1,364	1,463	943	1,473	29
Commercial real estate	7,261	2,385	2,242	4,627	1,308	4,604	2
Multi-family real estate	4,653	775	1,684	2,459	785	2,459	-
Commercial 1-4 family real estate	1,500	-	1,500	1,500	500	1,250	-
Construction	309	-	309	309	130	310	5
Total	$16,944	$3,259	$7,975	$11,234	$3,671	$10,973	$37

December 31, 2010
Residential real estate:
1-4 family	$881	$-	$881	$881	$5	$422	$15
Commercial :
Commercial business	4,225	245	2,593	2,838	1,333	2,376	18
Commercial real estate	6,540	2,390	1,516	3,906	846	5,321	20
Multi-family real estate	4,117	1,297	1,126	2,423	430	4,009	162
Construction	314	-	314	314	130	37	1
Total	$16,077	$3,932	$6,430	$10,362	$2,744	$12,165	$216

Credit quality indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators. For non-commercial loans, management analyzes primarily historical payment experience, credit documentation and current economic trends. Additionally, for commercial loans, management tracks loans based on risk ratings. These risk ratings were last updated on March 31, 2011.  We use the following definitions for risk ratings:

Special mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present risk rated classified loans by class of commercial loan (dollars in thousands).

	March 31, 2011
	Special Mention	Substandard	Doubtful
Commercial business	$3,668	$6,390	$2,867
Commercial real estate	2,905	16,135	1,838
Multi-family real estate	-	2,459	-
Commercial - 1-4 family real estate	282	1,500	-
Construction	467	1,300	-
	$7,322	$27,784	$4,705

	December 31, 2010
	Special Mention	Substandard	Doubtful
Commercial business	$1,435	$7,793	$846
Commercial real estate	2,903	11,477	-
Multi-family real estate	-	2,561	741
Commercial - 1-4 family real estate	285	1,500	-
Construction	1,269	314	-
	$5,892	$23,645	$1,587

Loan modifications. As of March 31, 2011, the Company had the following restructured loans classified by type of concession made:

Type of concession	# of Loans	Unpaid principal balance	Allocated allowance
		(Dollars in thousands)
Commercial loans - non collateral-dependent
Interest-only for 6 to 12 months	9	$1,739	$1,198

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	8	$4,917	$1,087
Interest-only for 24 months at a below-market interest rate	1	1,501	-
Term extended and interest rate reduced (reduced to market rate)	2	596	219

Residential 1-4 family loan - non collateral-dependent
Term extended and interest rate reduced to below-market rate	1	$876	$5

At March 31, 2011, there were $3,397,000 of restructured loans classified as nonaccrual loans and nonperforming loans. At December 31, 2010, there were $3,412,000 of restructured loans classified as nonaccrual loans and nonperforming loans.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company had two TDRs totaling $2,377,000 as of March 31, 2011. A TDR of $1,501,000 was included in impaired and nonaccrual loans, while the remaining $876,000 TDR was included in impaired loans on accrual status since it is performing in accordance with the restructured terms. There are no commitments to lend additional funds on either TDR loan.

At December 31, 2010, there were two TDRs totaling $2,382,000.  A TDR of $1,501,000 was included in impaired and nonaccrual loans, while the remaining $881,000 TDR was included in impaired loans on accrual status.

Note 6 – Deposits

Deposits are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010

Noninterest-bearing checking	$42,606	$42,468
Interest-bearing checking accounts	61,836	62,757
Savings accounts	113,454	108,335
Money market accounts	140,496	142,450
Time accounts	322,707	321,374
	$681,099	$677,384

Note 7 – Equity Incentive Plan

As authorized by the Beacon Federal Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 153,735 shares of non-incentive stock options to directors, officers and employees on January 27, 2011.  The options have an exercise price of $12.60 per share, vest over a three-year period and expire ten years from the date of the grant.  The Company has estimated the fair value of awards under this option issuance to be $3.72 per award using the Black-Scholes pricing model.  The Company has recorded $46,000 of expense related to this option issuance for 2011.  Total option expense for the three months ended March 31, 2011 and March 31, 2010 was $131,000 and $48,000, respectively.

Restricted stock award expense for the three months ended March 31, 2011 and March 31, 2010 was $153,000 and $159,000, respectively.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

At March 31, 2011, the Company had $190,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company anticipates that the unrecognized tax benefits will change significantly in the next twelve months due to an expected reversal as a result of the expiration of the statute of limitations during the third quarter of 2011.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes.  Income tax returns filed for the tax years ended December 31, 2007 through December 31, 2009 remain open to examination by these jurisdictions.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$44,565	$9,358	$12,438	$31,019
Unused lines of credit	$3,856	$55,364	$3,704	$56,828
Range of fixed-rate commitments	3.25%-15.00%	-	3.25%-15.00%	-

The following instruments are considered financial guarantees and are carried at fair value.  The contract amount and fair value of these instruments was as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$3,176	$-	$1,191	$-
Limited recourse obligations related to loans sold	$1,664	$-	$1,664	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an annual agreement that allows selling residential loans up to $80.0 million to the FHLB of New York.  Approximately $48.6 million has been sold through March 31, 2011 under the current and previous agreements.  Under the agreements, the Bank has a maximum credit enhancement of $1.7 million at March 31, 2011.   Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In determining the amount of currently performing collateral for purposes of modeling the expected future cash flows, management analyzed the default and deferral history. This review indicated significant increases in the number and amount of defaults and deferrals by the financial institution issuers. We assume that all deferrals will default, and 10% recoveries for deferrals and no recoveries for the failed banks. Additionally, management has noted the correlation between the rising levels of nonperforming loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and/or, deferred interest payments. Therefore management has used this ratio as a primary indicator to project the levels of future defaults for fair value analysis purposes.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

With regard to currently deferring issuers, we assume that banks that have either raised significant amounts of new capital, or that have been acquired by stronger institutions, will cure within six months.  For the remaining deferrals, we refer to Moody’s preferred stock research which reveals that, historically, 71% of issuers that suspended dividends eventually defaulted. Given the historically high default risk of deferring issuers, and the current stress on the banking system, we apply a conservative assumption that deferring issuers will default immediately. As it is likely that some deferring issuers will eventually cure, a development that is already underway with the acquisition of deferring banks by stronger banks, we assume a 10% recovery on projected defaults.

Subsequent to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) we expect that banks with total assets greater than $15 billion will call their PTPS within the first six months of 2013. To account for future growth and consolidation expected in the industry, we assume banks that currently have $13 billion in total assets will reach the $15 billion threshold by early 2013. We believe that profitable, well capitalized banks will begin to call PTPS with fixed rate coupons above 9%, or floating rate coupons with spreads above 325 basis points. We are assuming that these prepayments will occur sometime during 2012. In addition, we are assuming prepayments of 5% every five years to account for further industry growth and isolated prepayments unrelated to the Dodd-Frank Act.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had outstanding forward sales contracts of $2.9 million in notional value, matched against $3.1 million of interest rate lock commitments at March 31, 2011. The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $29,000 and $0, respectively, at March 31, 2011 and were accounted for at fair value as an undesignated derivative with a $5,000 fair value loss on the interest rate lock commitments and a $107,000 gain on the mandatory forward sales contracts recognized in noninterest income for the quarter ended March 31, 2011. The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs. The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they related to these derivative instruments.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$99	$7,954	$-	$8,053
Pooled trust preferred securities	-	-	5,973	5,973
Mortgage-backed securities - Residential	-	44,408	-	44,408
Collateralized mortgage obligations - Private issuer	-	13,848	-	13,848
Collateralized mortgage obligations - Government agency	-	92,878	-	92,878
	$99	$159,088	$5,973	$165,160

Loans held for sale	$-	$618	$-	$618

Mortgage servicing rights	$-	$976	$-	$976

Loan commitment derivatives	$-	$29	$-	$29

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $7,000 as of March 31, 2011.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2010, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
Debt securities:
U.S. Treasury and agencies	$101	$25,972	$-	$26,073
Pooled trust preferred securities	-	-	5,012	5,012
Residential mortgage-backed securities	-	41,253	-	41,253
Collateralized mortgage obligations - Private issuer	-	18,300	-	18,300
Collateralized mortgage obligations - Government agency	-	76,600	-	76,600
	$101	$162,125	$5,012	$167,238

Loans held for sale	$-	$940	$-	$940

Mortgage servicing rights	$-	$900	$-	$900

Loan commitment derivatives	$-	$79	$-	$79

Liabilities

Sales contract derivatives	$-	$17	$-	$17

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $34,000 as of December 31, 2010.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Beginning balance	$5,446	$5,012
Capitalized interest	-	35
Principal paydowns	(32)	(99)
Total gains or losses (realized/unrealized)
Included in earnings	(34)	(232)
Included in other comprehensive income	593	972
Ending balance	$5,973	$5,688

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis. Financial assets measured at fair value on a non-recurring basis at March 31, 2011, include impaired loans of $7.6 million, net of allowance for loan losses of $3.7 million, utilizing level 3 inputs. At December 31, 2010 there were impaired loans of $7.6 million, net of allowance for loan losses of $2.7 million, utilizing level 3 inputs. The impaired loans are collateral dependent.

Nonfinancial assets measured on a non-recurring basis at March 31, 2011 and December 31, 2010 includes foreclosed and repossessed assets of $65,000 and $206,000, respectively, utilizing Level 3 inputs. There was no provision for losses on these assets.

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

	March 31, 2011		December 31, 2010
	Significant		Significant
	Unobservable		Unobservable
	Inputs	Total	Inputs	Total
	(Level 3)	Fair Value	(Level 3)	Fair Value

Impaired loans:
Residential real estate	$876	$876	$881	$881
Commercial business	1,463	1,463	2,838	2,838
Commercial real estate	4,627	4,627	3,906	3,906
Multi-family real estate	2,459	2,459	2,423	2,423
Commercial 1-4 family real estate	1,500	1,500	-	-
Construction	309	309	314	314
Foreclosed and repossessed assets:
Residential real estate	34	34	53	53
Consumer - autos	31	31	51	51
Commercial multi-family real estate	-	-	102	102

The activity in the allowance for losses on impaired loans during the quarter ended March 31, 2011 was as follows (dollars in thousands):

Balance at January 1, 2011	$2,744
Provision for loan losses	1,171
Loans charged off	-
Recoveries	(244)
Balance at March 31, 2011	$3,671

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$7,766	$7,766	$12,439	$12,439
Securities available for sale	165,160	165,160	162,405	162,405
Securities held to maturity	9,150	9,424	10,321	10,543
Loans held for sale	618	618	2,692	2,692
Loans, net	800,564	817,065	792,553	812,908
FHLB stock	9,785	N/A	9,954	N/A
Accrued interest receivable	3,473	3,473	3,528	3,528

Financial liabilities:
Deposits	681,099	686,054	677,384	683,008
Federal Home Loan Bank advances	159,027	166,310	163,427	172,049
Securities sold under agreement to repurchase	70,000	76,613	70,000	77,464
Accrued interest payable	1,463	1,463	1,492	1,492

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

BEACON FEDERAL BANCORP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2011 and for the three months ended March 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additionally, other risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”), which is available through the SEC’s website at www.sec.gov.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report, filed as Exhibit 13 to our 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  The critical accounting policies are the accounting for credit losses, the valuation of securities and the accounting for income taxes.  Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2011.

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

BEACON FEDERAL BANCORP, INC.

Economic Conditions.  The national economy, as well as the local economies within our market areas, continue to be weak.  The economy has been marked by high unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate has retreated to 8.8% in March 2011, a 90 basis point improvement from the prior year, falling below 9.0% in February 2011 for the first time since April 2009.  The unemployment rate in the Company’s primary market area in New York State is slightly below the national average at 8.0% in March 2011 compared to 8.8% in March 2010.  The Federal Open Market Committee has kept the federal funds rate between 0.00% and 0.25% since December 2008.  The reduced federal funds rate has increased the Company’s net interest margin and net interest income.  However, price competition for loans and deposits has increased.

Operating Results.  Net income increased to $1.5 million for the quarter ended March 31, 2011 from $1.3 million for the quarter ended March 31, 2010.  The increase in net income resulted from lower cost of funds, provision for loan losses and other-than-temporary impairments on investment securities, partially offset by lower interest income and higher noninterest expense.

Financial Condition.  Total assets increased slightly by $1.4 million from December 31, 2010 to $1.03 billion at March 31, 2011 as a result of a $5.9 million increase in net loans, including loans held for sale, partially offset by a $4.7 million decrease in cash.  Stockholders’ equity increased by $1.6 million, or 1.5%, to $111.3 million at March 31, 2011 from $109.7 million at December 31, 2010.  The increase reflected $1.5 million of net income, $385,000 of amortization of stock related compensation and $227,000 of allocated ESOP shares, partially offset by cash dividends of $302,000 and repurchases of $283,000 of common stock.

At March 31, 2011 Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Cash. Cash decreased by $4.7 million to $7.8 million at March 31, 2011 from $12.4 million at December 31, 2010 due to net repayments on FHLB advances of $4.4 million.

Securities.  Securities available for sale increased to $165.2 million at March 31, 2011 from $162.4 million at December 31, 2010.  The increase in securities available for sale reflected primarily net purchases of $3.0 million for the period.  Securities held to maturity decreased $1.2 million from principal payments received to $9.2 million at March 31, 2011.  The Company intends to maintain investments at the current level by replacing maturing investments with similar AAA-rated investments.

Loans.  Net loans, including loans held for sale, increased by $5.9 million to $801.2 million at March 31, 2011 from $795.2 million at December 31, 2010.  For the quarter ended March 31, 2011, the Company originated $64.6 million of loans, partially offset by provision for loan losses of $979,000 and scheduled principal payments.

Through the first three months of 2011 commercial loans increased $12.5 million and consumer loans increased $1.0 million, while residential real estate loans decreased $4.8 million.

The increase in commercial loans was due to $26.9 million of originations for the quarter, which was a $152,000 increase in originations compared to the fourth quarter of 2010 and an $11.3 million, or 72.3%, increase compared to the first quarter of 2010.  The increase in originations was due in part to the hiring of a new loan officer in our Chelmsford, MA branch.

The increase in consumer loans was due to $20.3 million of originations for the quarter, which was a $3.8 million, or 23.2%, increase compared to the fourth quarter of 2010 and a $2.5 million increase, or 14.1%, compared to the first quarter of 2010.   The increase in consumer loan originations was due in part to a stronger Company presence at a large annual boat and RV show in Central New York.  The Company continues to see potential for growth of the indirect loan portfolio by actively seeking additional automobile dealer relationships when profitable opportunities are available.

BEACON FEDERAL BANCORP, INC.

The decrease in residential loans was due to normal loan amortizations and a decrease in mortgage refinances. Originations of mortgages for the quarter were $10.5 million, a decrease of $10.1 million, or 48.8%, compared to the fourth quarter 2010 and a decrease of $1.4 million, or 11.6%, compared to the first quarter of 2010.  Originations of home equity loans for the quarter were $6.9 million, a decrease of $849,000, or 11.3%, compared to the fourth quarter of 2010 and an increase of $4.2 million, or 151.3% compared to the first quarter of 2010.  Home equity loan demand has been slow as many homeowners have previously refinanced their homes over the last two years.  We expect the demand for residential real estate loan refinances to decrease during the near future, which may hamper our residential real estate originations.

Deposits.  Deposits increased by $3.7 million to $681.1 million at March 31, 2011 from $677.4 million at December 31, 2010.  Savings accounts, brokered deposits and noninterest-bearing checking accounts increased by $5.1 million, $5.1 million and $138,000, respectively.  Certificates of deposit, money market, CDARS and interest-bearing checking deposits decreased $2.7 million, $2.0 million, $1.1 million and $922,000, respectively.  These deposit category fluctuations reflected the Company’s efforts to continue to decrease the cost of funds by reducing the amount of rate sensitive certificates of deposit as a percentage of all deposits and targeting our marketing efforts on attracting new core accounts.

Of the net $5.1 million increase in brokered deposits for the quarter, $10.0 million is expected to be temporary, since those funds were used for pre-investing approximately three months of scheduled cash receipts from mortgage securities, in order to earn float on the difference in the brokered deposit funding interest rates versus investment return.  The brokered deposits used to fund these purchases will mature in June 2011.

Borrowings.  FHLB advances decreased by $4.4 million, or 2.7%, to $159.0 million at March 31, 2011 from $163.4 million at December 31, 2010 due to the call of a $5.0 million borrowing.  The Company has access when necessary to alternative sources of financing, including brokered deposits, CDARS and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

Stockholders’ Equity.  Stockholders’ equity increased by $1.6 million, or 1.5%, to $111.3 million at March 31, 2011 from $109.7 million at December 31, 2010.  The increase reflected $1.5 million of net income, $385,000 of amortization of stock-related compensation and $227,000 of allocated ESOP shares, partially offset by cash dividends of $302,000 and repurchases of $283,000 of common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Interest Income.  Interest income was $12.5 million in the first quarter of 2011, decreasing by $1.2 million, or 9.0%, compared with the first quarter of 2010.  The decrease resulted primarily from lower yields on interest earning assets along with a decrease in the average balances of interest earning assets.

Interest income on loans of $10.9 million for the first quarter decreased $725,000, or 6.2%, from the same period in the prior year. The average balance on loans decreased to $814.6 million for the quarter ended March 31, 2011 from $836.0 million for the quarter ended March 31, 2010.  The average yield on loans declined 21 basis points to 5.42% for the quarter from 5.63% for the same quarter in the prior year, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2011 period compared to the 2010 period.

Interest income on securities for the quarter of $1.5 million decreased by $489,000 from the first quarter 2010, reflecting lower average yields on such securities to 3.47% from 4.41%.  The average balance of securities decreased $8.2 million, or 4.5%, to $172.7 million at March 31, 2011 from $180.9 million at March 31, 2010.

Interest Expense.  Interest expense decreased 21.3% to $4.7 million for the first quarter of 2011, from $6.0 million for the first quarter of 2010.  The decrease in interest expense resulted from lower average rates on deposits and lower average balances of deposits and borrowings.

BEACON FEDERAL BANCORP, INC.

Interest expense on deposits decreased by $1.0 million, or 32.0%, to $2.2 million for the quarter ended March 31, 2011 from $3.2 million for the quarter ended March 31, 2010.  The average rate paid on deposits decreased 57 basis points to 1.38% for the current quarter from 1.95% for the comparable quarter in 2010. The average balance of deposits decreased to $634.2 million for the quarter ended March 31, 2011 from $659.9 million for the quarter ended March 31, 2010.

Interest expense on time accounts (certificates of deposit, brokered deposits and CDARS) decreased by $867,000, or 34.7%, to $1.6 million for the quarter ended March 31, 2011 from $2.5 million for the quarter ended March 31, 2010, due primarily to a decrease of 57 basis points in average time account rates to 2.06% from 2.63% and a $63.7 million lower average balance of time accounts.  Interest expense on money market accounts decreased to $262,000 from $559,000, reflecting substantially lower average rates on such accounts, 0.75% in the 2011 period compared to 1.37% in the 2010 period, and lower average balances on such accounts, $142.1 million compared to $165.9 million.

Interest expense on borrowings decreased to $2.4 million for the quarter ended March 31, 2011 from $2.6 million for the quarter ended March 31, 2010, due primarily to a lower average balance.  The average balance on borrowings decreased to $233.8 million for the quarter ended March 31, 2011 from $260.5 million for the quarter ended March 31, 2010.

Net Interest Income.  Net interest income increased slightly, by $49,000, to $7.8 million for the first quarter 2011.  The increase in net interest income was due to a higher interest rate spread and overall average net interest-earning asset growth.  Our net interest rate spread increased to 2.89% for the current quarter from 2.75% for the first quarter of 2010 and the net interest margin increased to 3.16% from 3.02%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 44 basis points, while the yield on interest-earning assets declined by 29 basis points.

Provision for Loan Losses.  We recorded a provision for loan losses of $979,000 for the quarter ended March 31, 2011 compared to a provision for loan losses of $1,780,000 for the quarter ended March 31, 2010.  The decrease in provision was primarily due to a decrease in the estimated allowance for losses for impaired loans as compared to the prior year first quarter.  While the balance of impaired loans remained consistent, $11.2 million at March 31, 2011 compared to $11.3 million at March 31, 2010, the allowance for losses for impaired loans decreased from $5.2 million at March 31, 2010 to $3.7 million at March 31, 2011.  The decrease in the allowance on impaired loans was primarily the result of charge-offs of $6.3 million of impaired loans during the fourth quarter of 2010.

Net loan charge-offs were $323,000 for the quarter ended March 31, 2011, compared to net charge-offs of $263,000 for the quarter ended March 31, 2010.

The allowance for loan losses was $15.9 million, or 1.96% of total loans at March 31, 2011 compared to $15.2 million, or 1.90% of total loans at December 31, 2010.  Total nonperforming assets increased by $1.5 million to $16.6 million at March 31, 2011, compared to $15.1 million at December 31, 2010.  Nonperforming assets at March 31, 2011 and December 31, 2010 were primarily secured by commercial real estate, multi-family and 1-4 family residential real estate and commercial business assets. The ratio of the allowance for loan losses to nonperforming loans was 96.07% at March 31, 2011, compared with 102.14% at December 31, 2010.  The decrease in the ratio was due primarily to an increasing amount of doubtful loans.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of March 31, 2011.

Noninterest Income.  Noninterest income increased $385,000, or 34.5%, for the quarter ended March 31, 2011 to $1.5 million from $1.1 million for the quarter ended March 31, 2010. Noninterest income increased primarily due to other-than-temporary impairment losses on debt securities of $111,000 incurred during the current quarter compared to $257,000 in the prior year first quarter and a $140,000 increase in service charges income.

BEACON FEDERAL BANCORP, INC.

Other-than-temporary impairment charges for the quarter resulted from three securities, one trust preferred security and two private label collateralized mortgage obligation (“CMOs”).  The extent of impairment recognized was based on the current and projected performance of the issuing banks and their ability to repay their obligation as it relates to the trust preferred security, and the current and projected delinquencies along with reduced credit support in the underlying mortgages for the CMOs.  The other-than-temporary credit impairment for the quarter of $111,000 was less than 1% of the fair value of our securities portfolio at March 31, 2011.

The 17.6% increase in service charge income related primarily to an increase in debit card fees.  The Bank is actively promoting debit card usage and core deposits that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.  Our management team is closely monitoring a proposed rule by the Board of Governors of the Federal Reserve System that would implement the debit card interchange and processing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could severely limit the amount of debit card fee income that we would be able to recognize in the future.

Noninterest Expense.  Noninterest expense increased by $829,000, or 16.5%, to $5.8 million for the quarter ended March 31, 2011 from $5.0 million for the quarter ended March 31, 2010.  The increase in noninterest expense was due primarily to increases in salaries and benefits.

Salaries and employee benefits increased by $467,000, or 17.8%, to $3.1 million for the quarter ended March 31, 2011 from $2.6 million for the quarter ended March 31, 2010 due primarily to $272,000 in compensation increases (including bonuses and taxes), $83,000 in additional stock option expense due to two additional grants and $66,000 additional ESOP expense due to the increase in the Company’s stock price.

Income Tax Expense.  The provision for income taxes was $944,000 for the quarter ended March 31, 2011, compared to $763,000 for the quarter ended March 31, 2010.  The increase was due to a $406,000 increase in pre-tax income and a higher effective tax rate.  Our effective tax rate was 38.3% for the quarter ended March 31, 2011 compared to 37.1% for the quarter ended March 31, 2010.

BEACON FEDERAL BANCORP, INC.

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and rates, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$814,641	$10,887	5.42%	$835,956	$11,612	5.63%
Securities	172,732	1,478	3.47	180,939	1,967	4.41
FHLB stock	10,253	150	5.93	11,557	167	5.86
Interest-earning deposits	221	3	5.51	8,420	5	0.24
Total interest-earning assets	997,847	12,518	5.09	1,036,872	13,751	5.38
Noninterest-earning assets	34,044			31,666
Total assets	$1,031,891			$1,068,538

Interest-bearing liabilities:
Savings	$110,012	$135	0.50	$60,153	$45	0.30
Money market accounts	142,050	262	0.75	165,914	559	1.37
Checking accounts	60,928	132	0.88	48,887	74	0.61
Time accounts	321,242	1,633	2.06	384,986	2,500	2.63
Total deposits	634,232	2,162	1.38	659,940	3,178	1.95
FHLB advances	163,841	1,710	4.23	190,464	1,976	4.21
Reverse repurchase agreements	70,000	668	3.87	70,000	668	3.87
Lease obligation	7,740	196	10.27	7,736	196	10.28
Total interest-bearing liabilities	875,813	4,736	2.19	928,140	6,018	2.63

Noninterest-bearing deposits	41,330			33,432
Other noninterest-bearing liabilities	5,370			4,835
Total liabilities	922,513			966,407
Stockholders’ equity	109,378			102,131
Total liabilities and equity	$1,031,891			$1,068,538

Net interest income		$7,782			$7,733

Net interest rate spread			2.89%			2.75%

Net interest-earning assets	$122,034			$108,732

Net interest margin			3.16%			3.02%

Average of interest-earning assets to interest-bearing liabilities			113.93%			111.72%

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the quarter ended March 31, 2011, our liquidity ratio averaged 10.0%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2011, cash and cash equivalents totaled $7.8 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $165.2 million at March 31, 2011.  On that date, we had $159.0 million of Federal Home Loan Bank advances outstanding and $1.7 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $56.3 million.

At March 31, 2011, we had $53.9 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $60.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2011 totaled $208.3 million, or 30.6% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, BIC and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the quarter ended March 31, 2011, we originated $64.6 million of loans, and during the quarter ended March 31, 2010, we originated $46.8 million of loans.

We purchased $15.3 million of securities during the quarter ended March 31, 2011, compared to $15.4 million during the quarter ended March 31, 2010.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $3.7 million for the quarter ended March 31, 2011 compared to $5.9 million for the quarter ended March 31, 2010.  Deposit flows are affected by the interest rates and products offered by us and our local competitors, and by other factors.

Federal Home Loan Bank advances decreased on a net basis by $4.4 million for the quarter ended March 31, 2011, compared to a decrease of $2.2 million for the quarter ended March 30, 2010.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At March 31, 2011, we had the ability to borrow up to $216.4 million ($56.3 million available) from the Federal Home Loan Bank of New York.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At March 31, 2011 the Bank met all capital adequacy requirements.

BEACON FEDERAL BANCORP, INC.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$99,476
Disallowed deferred tax assets	(673)
Unrealized loss on AFS securities	1,777
Tier 1 (Core) Capital and Tangible Capital	100,580	9.71%	$15,540	1.50%
General valuation allowance (1)	10,069
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$108,984	13.53%	$64,439	8.00%	$80,549	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$98,915	12.28%	$32,219	4.00%	$48,329	6.00%
Tier 1 (Core) Capital to adjusted total assets	$100,580	9.71%	$41,440	4.00%	$51,799	5.00%
(1) Limited to 1.25% of risk-weighted assets.
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$97,165
Disallowed deferred tax assets	(192)
Unrealized loss on AFS securities	1,866
Tier 1 (Core) Capital and Tangible Capital	98,839	9.55%	$15,531	1.50%
General valuation allowance (1)	9,981
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$107,155	13.42%	$63,877	8.00%	$79,847	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$97,174	12.17%	$31,939	4.00%	$47,908	6.00%
Tier 1 (Core) Capital to adjusted total assets	$98,839	9.55%	$41,415	4.00%	$51,768	5.00%
(1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

Asset Quality

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at March 31, 2011, classified assets included substandard loans of $30.2 million and doubtful loans of $4.7 million.  Substandard loans and doubtful loans were $26.1 million and $1.6 million, respectively, at December 31, 2010.  As of March 31, 2011, we had $7.3 million of loans designated as special mention, compared to $5.9 million at December 31, 2010.

As of March 31, 2011, our largest borrower under the substandard asset category had loans secured by commercial and residential real estate in Massachusetts and New Hampshire, with a principal balance of $6.8 million.  As of March 31, 2011, our largest doubtful loan was secured by numerous properties and equipment located in Central New York, with a principal balance of $2.4 million.  As of March 31, 2011, our largest loan designated as special mention was secured by commercial real estate properties located in Massachusetts, with a principal balance of $1.3 million.

While we have used the same methodology in assessing the classification of loans for all periods presented, during the first quarter of 2011 in preparation for the impending change in the Bank’s regulator from the Office of Thrift Supervision (the “OTS”) to the Office of the Comptroller of Currency (the “OCC”) scheduled to occur on July 21, 2011, in addition to our recurring internal review process, we changed our additional third-party loan review to a company staffed with, among others, former OCC regulators who are experienced in the regulatory environment the Company will soon be operating under.  This review has prompted the Company to enhance its loan rating process in anticipation of the regulatory change and in several instances include a previously unclassified loan as either substandard or special mention for the current quarter.  This first quarter increase in criticized and classified loans did not significantly influence the Company’s allowance for loan loss as of March 31, 2011, since there was determined to be no changes in performance of the underlying loans that are newly classified and criticized requiring any significant specific loan loss provisions.

Off-Balance Sheet Arrangements

In our 2010 Annual Report, included as Exhibit 13 in our 2010 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 31, 2011, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

Item 3.  Quantitative and qualitative disclosures about market risk.

Not required for smaller reporting companies.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of interest rate risk at December 31, 2010.

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

BEACON FEDERAL BANCORP, INC.

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

Item 1A – Risk Factors.

Not required for smaller reporting companies.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of risk factors at December 31, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)	(b)	Shares (or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs)

January 1, 2011 through January 31, 2011	-	$-	-	245,460
February 1, 2011 through February 28, 2011	-	$-	-	245,460
March 1, 2011 through March 31, 2011	19,794	$14.28	19,794	225,666
Total	19,794	$14.28	19,794

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

BEACON FEDERAL BANCORP, INC.

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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: May 12, 2011	BY:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

BY:	Lisa M. Jones
Lisa M. Jones, Senior Vice President and Chief Financial Officer