Form 10-Q
period 2011-06-30
Beacon Federal Bancorp, Inc.
filed 2011-08-15
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 5, 2011
Common Stock, par value $0.01 per share	6,358,749

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents - cash and due from financial institutions	$10,098	$12,439
Securities available for sale	168,815	162,405
Securities held to maturity (fair value of $8,806 and $10,543, respectively)	8,431	10,321
Loans held for sale	400	2,692
Loans, net of allowance for loan losses of $16,523 and $15,240, respectively	803,121	792,553
Federal Home Loan Bank (“FHLB”) of New York stock	10,433	9,954
Premises and equipment, net	12,156	12,030
Accrued interest receivable	3,261	3,528
Foreclosed and repossessed assets	62	206
Bank-owned life insurance (“BOLI”)	10,814	10,639
Other assets	13,664	15,711
Total assets	$1,041,255	$1,032,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$675,094	$677,384
Federal Home Loan Bank advances	170,927	163,427
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	4,046	4,218
Capital lease obligation	7,740	7,739
Total liabilities	927,807	922,768
Commitments and contingencies (Note 9)

Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,653,591 and 7,652,816 issued; 6,358,749 and 6,432,922 shares outstanding, respectively	76	76
Additional paid-in capital	74,871	74,092
Retained earnings	53,840	51,185
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,932)	(3,286)
Accumulated other comprehensive loss, net	(854)	(1,866)
Treasury stock, 1,294,842 and 1,219,894 shares at cost, respectively	(11,553)	(10,491)
Total stockholders’ equity	113,448	109,710
Total liabilities and stockholders’ equity	$1,041,255	$1,032,478

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income:	(Unaudited)		(Unaudited)
Loans, including fees	$10,912	$11,451	$21,799	$23,063
Securities	1,664	1,928	3,142	3,895
FHLB stock	111	120	261	287
Federal funds sold and other	3	5	6	10
Total interest income	12,690	13,504	25,208	27,255
Interest expense:
Deposits	2,087	2,877	4,249	6,055
FHLB advances	1,703	2,023	3,413	3,999
Securities sold under agreement to repurchase	675	675	1,343	1,343
Lease obligation	196	196	392	392
Total interest expense	4,661	5,771	9,397	11,789
Net interest income	8,029	7,733	15,811	15,466
Provision for loan losses	1,299	1,500	2,278	3,280
Net interest income after provision for loan losses	6,730	6,233	13,533	12,186
Noninterest income:
Service charges	1,035	806	1,971	1,602
Commission and fee income	172	149	379	316
Change in cash surrender value of BOLI	87	31	175	44
Gain on sale of loans	13	101	83	214
Other-than-temporary impairment (OTTI) credit loss on securities	(105)	(125)	(216)	(382)
Other	313	322	625	607
Total noninterest income	1,515	1,284	3,017	2,401
Noninterest expense:
Salaries and employee benefits	3,116	2,676	6,205	5,298
Occupancy and equipment	682	592	1,380	1,184
Advertising and marketing	105	93	226	204
Telephone, delivery and postage	200	174	410	354
Supplies	52	57	114	105
Audit and examination	185	233	354	433
FDIC premium expense	300	299	660	617
Other	922	1,003	2,055	1,945
Total noninterest expense	5,562	5,127	11,404	10,140
Income before income taxes	2,683	2,390	5,146	4,447
Income tax expense	947	906	1,891	1,669
Net income	$1,736	$1,484	$3,255	$2,778
Basic earnings per share	$0.29	$0.24	$0.53	$0.45
Diluted earnings per share	$0.28	$0.24	$0.52	$0.45

OTTI credit loss on securities:
Total OTTI loss on securities	$(323)	$(155)	$(988)	$(426)
Portion of OTTI loss recognized in other comprehensive loss before income taxes	218	30	772	44
OTTI credit loss on securities	$(105)	$(125)	$(216)	$(382)

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Other comprehensive income, before tax:
Net change in unrealized gains (losses) on available for sale securities	$1,758	$1,542	$2,459	$3,811
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income	(218)	(30)	(772)	(44)
Other comprehensive income before tax	1,540	1,512	1,687	3,767
Income tax related to other comprehensive income	(616)	(605)	(675)	(1,506)
Other comprehensive income, net of tax	924	907	1,012	2,261
Net Income	1,736	1,484	3,255	2,778
Comprehensive income	$2,660	$2,391	$4,267	$5,039

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares	Amount	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Shares	(Loss)/Income	Stock	Total
Balance at the beginning of the period	6,432,922	$76	$74,092	$51,185	$(3,286)	$(1,866)	$(10,491)	$109,710
Net income				3,255				3,255
Other comprehensive income, net of tax						1,012		1,012
Earned ESOP shares			106		354			460
Stock-based compensation	775		673					673
Cash dividends $0.10 per share				(600)				(600)
Repurchase of common stock	(74,948)						(1,062)	(1,062)
Balance at June 30, 2011	6,358,749	$76	$74,871	$53,840	$(2,932)	$(854)	$(11,553)	$113,448

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)

Cash flows from operating activities:
Net income	$3,255	$2,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,278	3,280
Change in fair value of servicing assets	(6)	210
Depreciation and amortization	756	697
ESOP expense	460	322
Amortization of stock-based compensation expense	673	424
Amortization of net deferred loan costs	1,343	1,263
Net amortization of premiums and discounts on securities	345	186
Gain on sale of loans	(83)	(214)
Other-than-temporary impairment credit loss on securities	216	382
Originations of loans held for sale	(8,804)	(17,931)
Proceeds from loans held for sale	11,179	16,714
Increase in cash surrender value of BOLI	(175)	(44)
Net change in:
Accrued interest receivable	267	368
Other assets	1,378	(902)
Accrued interest payable and other liabilities	(171)	560
Net cash provided by operating activities	12,911	8,093
Cash flows from investing activities:
Purchase of FHLB stock	(3,155)	(943)
Redemption of FHLB stock	2,676	1,133
Securities held to maturity:
Maturities, prepayments and calls	1,877	1,979
Securities available for sale:
Purchases	(32,172)	(35,735)
Proceeds from maturity or call	26,901	38,557
Maturities of interest bearing deposits	-	70
Loan originations and payments, net	(14,414)	(2,592)
Purchase of premises and equipment	(882)	(404)
Proceeds from sale of foreclosed and repossessed assets	369	321
Net cash (used for) provided by investing activities	$(18,800)	$2,386

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Continued

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)

Cash flows from financing activities:
Net change in deposits	$(2,290)	$1,439
Proceeds from FHLB advances	248,800	31,100
Repayment of FHLB advances	(241,300)	(33,292)
Cash dividends	(600)	(606)
Repurchase of common stock	(1,062)	(110)
Net cash provided by (used for) financing activities	3,548	(1,469)
Net change in cash and cash equivalents	(2,341)	9,010
Cash and cash equivalents at beginning of period	12,439	12,993
Cash and cash equivalents at end of period	$10,098	$22,003
Supplemental cash flow information:
Interest paid	$9,422	$11,770
Income taxes paid	$1,915	$2,874
Real estate and repossessions acquired in settlement of loans	$225	$295

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Beacon Federal Bancorp, Inc. (the “Company”), a savings and loan association holding company that owns and operates Beacon Federal (the “Bank”), and have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income.  The ASU is effective for the first interim period and annual period beginning after December 15, 2011.  The adoption of this guidance will not materially impact the Company.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements.  The ASU is effective during interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact this new ASU will have on the financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Earnings Per Share

Earnings per share are based upon the weighted-average shares outstanding.  ESOP shares, which have been committed to be released and stock options, to the extent dilutive, are considered outstanding.  Under the treasury stock method, stock options are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the option price during the period.  In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.  There were approximately 153,000 anti-dilutive stock options outstanding at June 30, 2011 that were excluded from the calculation below.  There were no anti-dilutive stock options outstanding at June 30, 2010.  The basic and diluted earnings per share are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic earnings per share:

Net income	$1,736	$1,484	$3,255	$2,778
Less dividends paid:
Common stock	294	295	593	590
Participating securities	4	8	7	16

Undistributed earnings	$1,438	$1,181	$2,655	$2,172

Weighted-average basic shares outstanding	6,003	5,998	6,020	5,992
Add: weighted-average participating securities outstanding	73	155	73	155
Total weighted-average basic shares and participating securities outstanding	6,076	6,153	6,093	6,147

Distributed earnings per share	$0.05	$0.05	$0.10	$0.10
Undistributed earnings per share	0.24	0.19	0.43	0.35
Basic earnings per share	$0.29	$0.24	$0.53	$0.45

Diluted earnings per share:

Undistributed earnings	$1,438	$1,181	$2,655	$2,172

Total weighted-average basic shares and participating securities outstanding	6,076	6,153	6,093	6,147
Add: Dilutive stock options	120	6	114	1
Total weighted-average diluted shares and participating securities outstanding	6,196	6,159	6,207	6,148

Distributed earnings per share	$0.05	$0.05	$0.10	$0.10
Undistributed earnings per share	0.23	0.19	0.42	0.35
Diluted earnings per share	$0.28	$0.24	$0.52	$0.45

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at June 30, 2011 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$3,295	$153	$-	$3,448
Collateralized mortgage obligations - Private issuer	3,075	85	(27)	3,133
Collateralized mortgage obligations - Government agency	2,061	164	-	2,225
Total	$8,431	$402	$(27)	$8,806

Available for sale:
Debt securities:
Treasuries	$100	$-	$-	$100
Agencies	2,996	5	(17)	2,984
Pooled trust preferred securities	10,977	-	(4,500)	6,477
Mortgage-backed securities - Residential	52,121	1,774	(147)	53,748
Collateralized mortgage obligations - Private issuer	13,229	102	(1,040)	12,291
Collateralized mortgage obligations - Government agency	90,715	2,530	(30)	93,215
Total	$170,138	$4,411	$(5,734)	$168,815

Mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are backed by single-family mortgage loans.  The Company does not have any such securities backed by commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$3,726	$139	$-	$3,865
Collateralized mortgage obligations - Private issuer	4,264	41	(123)	4,182
Collateralized mortgage obligations - Government agency	2,331	165	-	2,496
Total	$10,321	$345	$(123)	$10,543

Available for sale:
Debt securities:
Treasuries	$100	$-	$-	$100
Agencies	7,997	45	(55)	7,987
Pooled trust preferred securities	11,566	-	(6,120)	5,446
Mortgage-backed securities - Residential	41,677	1,613	(256)	43,034
Collateralized mortgage obligations - Private issuer	15,547	442	(1,010)	14,979
Collateralized mortgage obligations - Government agency	88,528	2,399	(68)	90,859
Total	$165,415	$4,499	$(7,509)	$162,405

Maturities of debt securities at June 30, 2011 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
June 30, 2011	Cost	Value	Cost	Value

Due after one through five years	$-	$-	$3,096	$3,085
Due after ten years	-	-	10,977	6,476
	-	-	14,073	9,561
Mortgage-backed securities - Residential	3,295	3,448	52,121	53,748
Collateralized mortgage obligations - Private issuer	3,075	3,133	13,229	12,291
Collateralized mortgage obligations - Government agency	2,061	2,225	90,715	93,215
	$8,431	$8,806	$170,138	$168,815

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	loss	Value	loss	Value	loss

Agencies	1,978	(17)	-	-	1,978	(17)
Pooled trust preferred securities	-	-	6,477	(4,500)	6,477	(4,500)
Mortgage backed securities - Residential	11,021	(147)	-	-	11,021	(147)
CMOs - Private issuer	5,153	(148)	7,063	(919)	12,216	(1,067)
CMOs - Government Agency	5,273	(30)	-	-	5,273	(30)
	$23,425	$(342)	$13,540	$(5,419)	$36,965	$(5,761)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	loss	Value	loss	Value	loss

Agencies	$1,940	$(55)	$-	$-	$1,940	$(55)
Pooled trust preferred securities	-	-	5,446	(6,120)	5,446	(6,120)
Mortgage backed securities - Residential	13,620	(256)	-	-	13,620	(256)
CMOs - Private issuer	-	-	12,145	(1,133)	12,145	(1,133)
CMOs - Government Agency	9,357	(68)	-	-	9,357	(68)
	$24,917	$(379)	$17,591	$(7,253)	$42,508	$(7,632)

No assurance can be made that the credit quality of the securities with unrealized losses at June 30, 2011 will not deteriorate in the future which may require future reductions in income for other-than-temporary impairment (“OTTI”) credit losses.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pooled Trust Preferred Securities (PTPS) (6 issues with unrealized loss at June 30, 2011). The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the present value of expected future cash flows for all of the trust preferred securities.For three of the securities, the present value of future cash flows was more than their carrying amount.. The predominate factor in the present value of expected cash flows being greater than the carrying amount was the Company holding senior tranche positions in those securities, providing a priority in receipt of the cash flows estimated to be collected. Accordingly, the Company did not consider the unrealized losses on those three securities to be other-than-temporary credit-related losses at June 30, 2011.

Our PTPS were rated “A” (upper medium grade and subject to low credit risk), or lower, and the lowest was rated “C” (lowest rated and typically in default with little prospect of recovery), as discussed below under the caption “Other-Than-Temporary Impairments.”

Mortgage-backed Securities (4 issues with unrealized loss at June 30, 2011) and Collateralized Mortgage Obligations (8 issues with unrealized loss at June 30, 2011). The unrealized losses on the Company’s mortgage-backed securities and collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at June 30, 2011.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC, and private issuers. Of the Company’s fifty-two CMOs, forty-one are government agency and eleven are privately issued. Of the $1.1 million of unrealized losses on CMOs, only $30,000 of the losses are on federal agency securities. The remaining unrealized losses are on privately issued securities, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Two privately issued CMOs with unrealized losses were rated investment grade or better and five privately issued CMOs were rated less than investment grade (including two subprime securities) with the lowest rated “D.”

Agencies (1 issue with unrealized loss at June 30, 2011). The unrealized loss on the Company’s agency security was caused primarily by one agency security that was purchased for Community Redevelopment Act purposes and held for collateral with the Senior Housing Crime Prevention Foundation. The agency security has a one-time call in November 2011, and if not called the agency security matures in 2015.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Individual debt securities in an unrealized loss position greater than 12 months and below investment grade with the lowest rating by security type as of June 30, 2011, are as follows (dollars in thousands):

Description	Class	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating
CMOs - Private Issuer:
CWALT 2006-19CB	A14	$3,417	$3,102	$(315)	Caa3
First Horizon ALT 2006	1A1	1,799	1,556	(243)	D
ARMT 2005-3	4A1	2,282	1,931	(351)	Caa1
		7,498	6,589	(909)

Trust Preferred Securities:
Alesco Preferred Funding Ltd	A-1	1,878	1,281	(597)	CCC+
Alesco Preferred Funding IV	B-1	490	164	(326)	C
MMCAPS Fund XVIII Ltd	A-1	2,454	1,654	(800)	CCC-
US Capital Funding III 12/01/35	A-2	2,966	1,350	(1,616)	CCC-
MM Community Funding IX	A-1	2,638	1,779	(859)	CCC-
US Capital Funding I 05/01/34	B-2	551	250	(301)	C
		10,977	6,478	(4,499)
		$18,475	$13,067	$(5,408)

The Company’s nine investment securities that are in an unrealized loss position and rated below investment grade were all originally purchased at investment grade. Beginning with the second half of 2008, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions, ratings agency actions, and regulatory actions. As a result of changes in these and various other factors during 2009 and 2010, Moody’s Investors Service and Standard & Poor’s downgraded multiple CMO and Trust Preferred Securities, including securities that are held by the Company. Of the Company’s fifty-two CMOs, three are considered to be below investment grade and in an unrealized loss position greater than one year. All six of the Company’s trust preferred securities are considered to be below investment grade and in an unrealized loss position greater than one year. The deteriorating economic, credit and financial conditions experienced in 2008 and carrying through the second quarter of 2011 have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of our three CMOs in unrealized loss positions greater than one year with below investment grade rating, we have determined that all but one are other-than-temporarily impaired. The ARMT 2005-3 investment is not considered other-than-temporarily impaired due to management not having an intention to sell the investment and not believing we will be required to sell the investment before recovery of its amortized cost basis and the underlying mortgages experiencing a relatively low amount of delinquencies and foreclosures of 7.7% and an average FICO score of 741 for the underlying mortgage borrowers.

Of the six PTPS securities in unrealized loss positions with below investment grade rating, we have determined that three are other-than-temporarily impaired. The Alesco Preferred Funding Ltd Class A-1, MMCAPS Fund XVIII Ltd and MM Community Funding IX investments are not considered other-than-temporarily impaired due to management not having an intention to sell the investments and not believing we will be required to sell the investments before recovery of their amortized cost basis and the underlying collateral not deteriorating. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if they were sold at this time. The Company has the intent and ability to hold these securities until a recovery of amortized cost basis, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers and the Company’s senior tranche positions in the three trust preferred securities, we did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2011. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OTTI credit losses on debt securities recognized in noninterest income during the three and six months ended June 30, 2011 and OTTI non-credit losses recognized in accumulated other comprehensive loss (“AOCL”) at June 30, 2011 are summarized in the table below. Also included in the table is the lowest credit rating of each security and the percentage of defaults and delinquencies in the underlying banks and loans supporting each trust preferred and CMO security, respectively, as of June 30, 2011 (dollars in thousands):

		OTTI Credit Loss		Non-Credit	Lowest
	Fair	June 30, 2011		Loss in AOCL	Credit	Default /
Description	Value	QTD	YTD	June 30, 2011	Rating	Delinquency
Trust preferred securities:
US Capital Funding III 12/01/35	$1,350	$-	$-	$1,616	CCC-	23.9%
Alesco Preferred Funding IV	164	55	88	326	C	44.1%
US Capital Funding I 05/01/34	250	-		301	C	19.1%
	1,764	55	88	2,243

Collateralized mortgage obligations:
CWALT 2006-19CB	3,102	-	49	315	Caa3	30.5%
First Horizon Alt 2006	1,556	47	76	243	D	11.8%
JPMMT 2007-S3	1,649	3	3	55	C	19.3%
	6,307	50	128	613
	$8,071	$105	$216	$2,856

For the three and six months ended June 30, 2010, there was OTTI credit loss of $2,000 and $234,000, respectively, related to two trust preferred securities.   An OTTI credit loss was recognized for the three and six months ended June 30, 2010 of $123,000 and $148,000, respectively, related to three collateralized mortgage obligations.

The Company recognized an OTTI credit loss on trust preferred securities of $55,000 and $88,000 during the three and six months ended June 30, 2011, respectively.  The Company used a DCF analysis to provide an estimate of the trust preferred securities OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the defaults and deferrals contributed to the OTTI credit loss. For those trust preferred securities with OTTI credit loss, defaults and deferrals provided by a third-party broker decreased by $27.7 million and $10.7 million for the three and six months ended June 30, 2011, respectively.

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

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $50,000 and $128,000 during the three and six months ended June 30, 2011, respectively. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of delinquent loans and decrease in credit support contributed to the OTTI credit loss.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects, for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended
	June 30,
	2011	2010
Credit related impairments with a portion recognized in other comprehensive loss:
Beginning balance	$4,553	$3,293
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	216	382
Ending balance	$4,769	$3,675

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Loans

Loans, net are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010

Residential real estate:
1-4 family	$178,288	$182,832
Home equity	150,722	157,629
Total Residential Real Estate	329,010	340,461
Commercial :
Commercial business	91,195	85,960
Commercial real estate	156,985	146,433
Multi-family real estate	34,825	26,944
Commercial - 1-4 family real estate	11,013	10,024
Construction	19,475	22,030
Total Commercial	313,493	291,391
Consumer:
Auto - indirect	121,357	119,723
Auto - direct	23,243	25,459
Other consumer - secured	20,834	18,669
Other consumer - unsecured	7,156	7,495
Total Consumer	172,590	171,346
Gross loans	815,093	803,198

Net deferred loan costs	4,551	4,595
Allowance for loan losses	(16,523)	(15,240)
Loans, net of allowance for loan losses	$803,121	$792,553

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands).

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2010	$1,288	$12,070	$1,844	$38	$15,240
Provision for loan losses	36	746	235	(38)	979
Charge-offs	(61)	(40)	(335)	-	(436)
Recoveries	1	-	112	-	113
Balance at March 31, 2011	$1,264	$12,776	$1,856	$-	$15,896
Provision for loan losses	(2)	1,055	235	11	1,299
Charge-offs	(26)	(454)	(339)	-	(819)
Recoveries	10	28	109	-	147
Balance at June 30, 2011	$1,246	$13,405	$1,861	$11	$16,523

Period-end allowance balance attributed to loans:
Individually evaluated for impairment	$5	$3,754	$-	$-	$3,759
Collectively evaluated for impairment	1,241	9,651	1,861	11	12,764

Loan balance individually evaluated for impairment	$871	$9,049	$-		$9,920
Loan balance collectively evaluated for impairment	328,139	304,444	172,590		805,173
	$329,010	$313,493	$172,590		$815,093

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $8.2 million at June 30, 2011 and $8.1 million at December 31, 2010.  The qualitative adjustments made to the general loan loss provision resulted in $4.2 million at both June 30, 2011 and December 31, 2010.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Construction loans generally have greater credit risk than traditional one- to four-family residential mortgage loans. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction loans also expose the Company to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

The recorded investment in nonaccrual loans, segregated by class of loans, were as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Residential real estate:
1-4 family	$955	$1,059
Home equity	410	158
Commercial :
Commercial business	1,322	984
Commercial real estate	5,899	4,633
Multi-family real estate	1,681	3,200
Commercial - 1-4 family real estate	1,648	-
Construction	-	314
	$11,915	$10,348

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2011 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$416	$440	$-	$955	$176,477	$178,288	$-
Home equity	542	118	354	410	149,298	150,722	354
Commercial :
Commercial business	271	-	221	1,322	89,381	91,195	221
Commercial real estate	-	2,257	-	5,899	148,829	156,985	-
Multi-family real estate	-	-	-	1,681	33,144	34,825	-
Commercial - 1-4 family real estate	15	-	50	1,648	9,300	11,013	51
Construction	1,911	438	-	-	17,126	19,475	-
Consumer:
Auto - indirect	1,660	138	-	-	119,559	121,357	-
Auto - direct	80	-	-	-	23,163	23,243	-
Other consumer - secured	79	5	-	-	20,750	20,834	-
Other consumer - unsecured	22	4	-	-	7,130	7,156	-
Total	$4,996	$3,400	$625	$11,915	$794,157	$815,093	$626

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$303	$-	$345	$1,059	$181,125	$182,832	$345
Home equity	470	235	185	158	156,581	157,629	185
Commercial :
Commercial business	2,276	555	543	984	81,602	85,960	543
Commercial real estate	361	668	-	4,633	140,771	146,433	-
Multi-family real estate	-	-	-	3,200	23,744	26,944	-
Commercial - 1-4 family real estate	-	-	1,500	-	8,524	10,024	1,500
Construction	-	-	-	314	21,716	22,030	-
Consumer:
Auto - indirect	1,750	33	-	-	117,940	119,723	-
Auto - direct	141	7	-	-	25,311	25,459	-
Other consumer - secured	82	-	-	-	18,587	18,669	-
Other consumer - unsecured	28	6	2	-	7,459	7,495	2
Total	$5,411	$1,504	$2,575	$10,348	$783,360	$803,198	$2,575

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are set forth in the following tables (dollars in thousands).

						Three Months Ended		Six Months Ended
	June 30, 2011					June 30, 2011		June 30, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest	Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized	Investment	Recognized

Residential real estate:
1-4 family	$871	$-	$871	$871	$5	$873	$15	$875	$15
Commercial :
Commercial business	2,207	99	1,222	1,321	1,128	715	4	715	4
Commercial real estate	7,032	897	3,502	4,399	1,650	4,399	1	4,389	2
Multi-family real estate	3,375	775	906	1,681	426	1,681	-	1,682	-
Commercial 1-4 family real estate	1,648	-	1,648	1,648	550	1,550	-	1,425	-
Total	$15,133	$1,771	$8,149	$9,920	$3,759	$9,218	$20	$9,086	$21

	December 31, 2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Residential real estate:
1-4 family	$881	$-	$881	$881	$5	$422
Commercial :
Commercial business	4,225	245	2,593	2,838	1,333	2,376
Commercial real estate	6,540	2,390	1,516	3,906	846	5,321
Multi-family real estate	4,117	1,297	1,126	2,423	430	4,009
Construction	314	-	314	314	130	37
Total	$16,077	$3,932	$6,430	$10,362	$2,744	$12,165

Credit quality indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators. For non-commercial loans, management analyzes primarily historical payment experience, credit documentation and current economic trends. Additionally, for commercial loans, management tracks loans based on risk ratings. These risk ratings were last updated on June 30, 2011.  We use the following definitions for risk ratings:

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present risk rated classified loans by class of commercial loan (dollars in thousands).

	June 30, 2011
	Special Mention	Substandard	Doubtful
Commercial business	$4,400	$8,913	$3,801
Commercial real estate	8,269	13,114	4,095
Multi-family real estate	372	-	1,681
Commercial - 1-4 family real estate	280	1,648	-
Construction	-	791	-
	$13,321	$24,466	$9,577

	December 31, 2010
	Special Mention	Substandard	Doubtful
Commercial business	$1,435	$7,793	$846
Commercial real estate	2,903	11,477	-
Multi-family real estate	-	2,561	741
Commercial - 1-4 family real estate	285	1,500	-
Construction	1,269	314	-
	$5,892	$23,645	$1,587

Loan modifications. As of June 30, 2011, the Company had the following restructured loans classified by type of concession made:

Type of concession	# of Loans	Unpaid Principal Balance	Allocated Allowance
		(Dollars in thousands)
Commercial loans - non collateral-dependent
Interest-only for 6 to 12 months	9	$1,455	$942

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	8	$4,917	$1,137
Interest-only for 24 months at a below-market interest rate	1	1,501	500
Term extended and interest rate reduced (reduced to market rate)	2	591	219

Residential 1-4 family loan - non collateral-dependent
Term extended and interest rate reduced to below-market rate	1	$871	$5

At June 30, 2011, there were $3,400,000 of restructured loans classified as nonaccrual loans and nonperforming loans. At December 31, 2010, there were $3,412,000 of restructured loans classified as nonaccrual loans and nonperforming loans.

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

The Company had two TDRs totaling $2,372,000 as of June 30, 2011. A TDR of $1,501,000 was included in impaired and nonaccrual loans, while the remaining $871,000 TDR was included in impaired loans on accrual status since it is performing in accordance with the restructured terms. There are no commitments to lend additional funds on either TDR loan.

At December 31, 2010, there were two TDRs totaling $2,382,000.  A TDR of $1,501,000 was included in impaired and nonaccrual loans, while the remaining $881,000 TDR was included in impaired loans on accrual status.

Note 6 – Deposits

Deposits are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010

Noninterest-bearing checking	$45,970	$42,468
Interest-bearing checking accounts	61,670	62,757
Savings accounts	119,454	108,335
Money market accounts	150,947	142,450
Time accounts	297,053	321,374
	$675,094	$677,384

Note 7 – Equity Incentive Plan

As authorized by the Beacon Federal Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 153,735 shares of non-incentive stock options to directors, officers and employees on January 27, 2011.  The options have an exercise price of $12.60 per share, vest over a three-year period and expire ten years from the date of the grant.  The Company has estimated the fair value of awards under this option issuance to be $3.72 per award using the Black-Scholes pricing model.  The Company has recorded $95,000 of expense related to this option issuance for the six months ended June 30, 2011.  Total option expense for the six months ended June 30, 2011 and June 30, 2010 was $256,000 and $105,000, respectively.

Restricted stock award expense for the six months ended June 30, 2011 and June 30, 2010 was $306,000 and $318,000, respectively.

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

At June 30, 2011, the Company had $190,000 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company anticipates that the unrecognized tax benefits will change significantly in the next twelve months due to an expected reversal as a result of the expiration of the statute of limitations during the third quarter of 2011.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes.  Income tax returns filed for the tax years ended December 31, 2007 through December 31, 2009 remain open to examination by these jurisdictions.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$53,201	$6,208	$12,438	$31,019
Unused lines of credit	$3,521	$55,094	$3,704	$56,828
Range of fixed-rate commitments	3.25%-15.00%	-	3.25%-15.00%	-

The following instruments are considered financial guarantees and are carried at fair value.  The contract amount and fair value of these instruments was as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$3,176	$-	$1,191	$-
Limited recourse obligations related to loans sold	$1,776	$-	$1,664	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an annual agreement that allows selling up to $30 million of residential loans to the FHLB of New York.  Approximately $52.0 million has been sold through June 30, 2011 under the current and previous agreements.  Under the agreements, the Bank has a maximum credit enhancement of $1.8 million at June 30, 2011.   Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

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

In determining the amount of currently performing collateral for purposes of modeling the expected future cash flows, management analyzed the default and deferral history. This review indicated significant amounts of defaults and deferrals by the financial institution issuers. We assume that all deferrals will default, and 10% recoveries for deferrals and no recoveries for the failed banks. Additionally, management has noted the correlation between the rising levels of nonperforming loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and/or, deferred interest payments. Therefore management has used this ratio as a primary indicator to project the levels of future defaults for fair value analysis purposes.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had outstanding forward sales contracts of $2.7 million in notional value, matched against $3.0 million of interest rate lock commitments at June 30, 2011. The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $39,000 and $0, respectively, at June 30, 2011 and were accounted for at fair value as an undesignated derivative with a $8,000 fair value gain on the interest rate lock commitments and a $105,000 gain on the mandatory forward sales contracts recognized in noninterest income for the six months ended June 30, 2011. The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs. The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they related to these derivative instruments.

Loans are generally not recorded at fair value on a recurring basis.  Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Multi-family, commercial business and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments and have generally been classified as Level 3. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$100	$2,984	$-	$3,084
Pooled trust preferred securities	-	-	6,477	6,477
Mortgage-backed securities - Residential	-	53,748	-	53,748
Collateralized mortgage obligations - Private issuer	-	12,291	-	12,291
Collateralized mortgage obligations - Government agency	-	93,215	-	93,215
	$100	$162,238	$6,477	$168,815

Loans held for sale	$-	$400	$-	$400

Mortgage servicing rights	$-	$1,121	$-	$1,121

Loan commitment derivatives	$-	$39	$-	$39

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $6,000 as of June 30, 2011.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2010, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
Debt securities:
U.S. Treasury and agencies	$100	$7,987	$-	$8,087
Pooled trust preferred securities	-	-	5,446	5,446
Mortgage-backed securities - Residential	-	43,034	-	43,034
Collateralized mortgage obligations - Private issuer	-	14,979	-	14,979
Collateralized mortgage obligations - Government agency	-	90,859	-	90,859
	$100	$156,859	$5,446	$162,405

Loans held for sale	$-	$2,692	$-	$2,692

Mortgage servicing rights	$-	$1,032	$-	$1,032

Liabilities

Sales contract derivatives	$-	$74	$-	$74

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $34,000 as of December 31, 2010.

There were no transfers between Level 1 and Level 2 categorizations for the periods presented.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). The changes in fair value of assets measured using Level 3 inputs were as follows (dollars in thousands):

	Three Months Ended June 30,
	2011	2010

Beginning balance	$5,973	$5,688
Capitalized interest	-	9
Principal paydowns	(468)	(36)
Total gains or losses (realized/unrealized)
Included in earnings	(55)	(2)
Included in other comprehensive income	1,027	119
Ending balance	$6,477	$5,778

	Six Months Ended June 30,
	2011	2010

Beginning balance	$5,446	$5,012
Capitalized interest	-	44
Principal paydowns	(500)	(135)
Total gains or losses (realized/unrealized)
Included in earnings	(89)	(234)
Included in other comprehensive income	1,620	1,091
Ending balance	$6,477	$5,778

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis. Financial assets measured at fair value on a non-recurring basis at June 30, 2011, consist of impaired loans of $4.4 million, net of allowance for loan losses of $3.8 million, utilizing level 3 inputs. At December 31, 2010 there were impaired loans of $3.7 million, net of allowance for loan losses of $2.7 million, utilizing Level 3 inputs. The impaired loans are collateral dependent.

Assets measured at fair value on a non-recurring basis utilizing Level 3 inputs are summarized below (dollars in thousands):

	June 30,	December 31,
	2011	2010

Impaired loans:
Residential real estate	$866	$876
Commercial business	94	1,260
Commercial real estate	1,852	670
Multi-family real estate	480	696
Commercial 1-4 family real estate	1,098	-
Construction	-	184
Total	$4,390	$3,686

The activity in the allowance for losses on impaired loans during three and six months ended June 30, 2011 were as follows (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011

Beginning balance	$3,671	$2,744
Provision for loan losses	523	1,450
Loans charged off	(435)	(435)
Balance at June 30, 2011	$3,759	$3,759

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$10,098	$10,098	$12,439	$12,439
Securities available for sale	168,815	168,815	162,405	162,405
Securities held to maturity	8,431	8,806	10,321	10,543
Loans held for sale	400	400	2,692	2,692
Loans, net	803,121	814,413	792,553	812,908
FHLB stock	10,433	N/A	9,954	N/A
Accrued interest receivable	3,261	3,261	3,528	3,528

Financial liabilities:
Deposits	675,094	679,884	677,384	683,008
Federal Home Loan Bank advances	170,927	177,382	163,427	172,049
Securities sold under agreement to repurchase	70,000	76,613	70,000	77,464
Accrued interest payable	1,477	1,477	1,492	1,492

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

BEACON FEDERAL BANCORP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report

Forward-Looking Statements

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

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report, filed as Exhibit 13 to our 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  The critical accounting policies are the accounting for credit losses, the valuation of securities and the accounting for income taxes.  Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2011.

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

BEACON FEDERAL BANCORP, INC.

Economic Conditions.  The national economy, as well as the local economies within our market areas, continue to be weak.  The economy has been marked by high unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate rose 40 basis points during the quarter, ending the second quarter at 9.2%.  The unemployment rate in the Company’s primary market area in New York State is slightly below the national average at 8.0% in June 2011 compared to 8.2% in June 2010.  The Federal Open Market Committee has kept the federal funds rate between 0.00% and 0.25% since December 2008.  The reduced federal funds rate has increased the Company’s net interest margin and net interest income.  However, price competition for loans and deposits has increased.

Operating Results.  Net income increased to $1.7 million for the quarter ended June 30, 2011 from $1.5 million for the quarter ended June 30, 2010.  The increase in net income resulted from lower cost of funds, provision for loan losses and other-than-temporary impairments on investment securities, partially offset by lower interest income and higher noninterest expense.

Financial Condition.  Total assets increased by $8.8 million from December 31, 2010 to $1.04 billion at June 30, 2011 as a result of an $8.3 million increase in net loans, including loans held for sale, and a $4.5 million increase in investments, partially offset by a $2.3 million decrease in cash and a $2.0 million decrease in net deferred tax assets.  Stockholders’ equity increased by $3.7 million, or 3.4%, to $113.4 million at June 30, 2011 from $109.7 million at December 31, 2010.  The increase reflected $3.3 million of net income for the six months ended June 30, 2011, $673,000 of amortization of stock related compensation and $460,000 of allocated ESOP shares, partially offset by repurchases of $1.1 million of common stock and cash dividends of $600,000.

At June 30, 2011 Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Cash. Cash decreased by $2.3 million to $10.1 million at June 30, 2011 from $12.4 million at December 31, 2010 due primarily to funding loan growth and investment purchases.

Securities.  Securities available for sale increased to $168.8 million at June 30, 2011 from $162.4 million at December 31, 2010.  The increase in securities available for sale reflected primarily net purchases of $5.3 million for the period.  Securities held to maturity decreased $1.9 million from principal payments received to $8.4 million at June 30, 2011.  The Company intends to maintain investments at the current level by replacing maturing investments with similar AAA-rated investments.

Loans.  Net loans, including loans held for sale, increased by $8.3 million to $803.5 million at June 30, 2011 from $795.2 million at December 31, 2010.  For the six months ended June 30, 2011, the Company originated $125.2 million of loans, partially offset by provision for loan losses of $2.3 million and scheduled principal payments.

During the six months ended June 30, 2011 commercial loans increased $22.1 million and consumer loans increased $1.2 million, while residential real estate loans decreased $11.5 million.

The increase in commercial loans was due to $50.5 million of originations, which was a $9.0 million, or 21.7%, increase in originations compared to the first six months of 2010.  The increase in originations was due in part to the hiring of a new loan officer in our Chelmsford, MA branch.

The increase in consumer loans was due to $40.9 million of originations, which was a $3.6 million, or 9.8%, increase compared to the first six months of 2010.   The Company continues to see potential for growth of the indirect loan portfolio by actively seeking additional automobile dealer relationships when profitable opportunities are available.

BEACON FEDERAL BANCORP, INC.

The decrease in residential loans was due to normal loan amortizations and a decrease in mortgage refinances.  Originations of mortgages for the six months ended June 30, 2011 were $23.3 million, a decline of $3.9 million, or 14.5%, compared to the first six months of 2010.  Originations of home equity loans for the quarter were $10.5 million, an increase of $4.2 million, or 66.6%, compared to the first six months of 2010.  Home equity loan demand has been slow as many homeowners have previously refinanced their homes over the last two years.  We expect the demand for residential real estate loan refinances to decrease during the near future, which may hamper our residential real estate originations.

Deposits.  Deposits decreased by $2.3 million to $675.1 million at June 30, 2011 from $677.4 million at December 31, 2010.  Savings accounts, money market, noninterest-bearing checking accounts and CDARS increased by $11.1 million, $8.5 million, $3.5 million and $1.0 million, respectively.  Certificates of deposit, brokered deposits and interest-bearing checking accounts decreased $20.2 million, $5.0 million and $1.1 million, respectively.  These deposit category fluctuations reflected the Company’s efforts to continue to decrease the cost of funds by reducing the amount of rate sensitive certificates of deposit as a percentage of all deposits and targeting our marketing efforts on attracting new core accounts.

Borrowings.  FHLB advances increased by $7.5 million, or 4.6%, to $170.9 million at June 30, 2011 from $163.4 million at December 31, 2010.  The increased borrowings were necessary to fund loan growth of $8.3 million for the year as deposits decreased as a source of funds.  The Company has access when necessary to alternative sources of financing, including brokered deposits, CDARS and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

Stockholders’ Equity.  Stockholders’ equity increased by $3.7 million, or 3.4%, to $113.4 million at June 30, 2011 from $109.7 million at December 31, 2010.  The increase reflected $3.3 million of net income for the six months ended June 30, 2011, $673,000 of amortization of stock related compensation and $460,000 of allocated ESOP shares, partially offset by repurchases of $1.1 million of common stock and cash dividends of $600,000.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Interest Income.  Interest income was $12.7 million in the second quarter of 2011, decreasing by $814,000, or 6.0%, compared with the second quarter of 2010.  The decrease resulted primarily from lower yields on interest earning assets along with a decrease in the average balances of interest earning assets.

Interest income on loans of $10.9 million for the second quarter decreased $539,000, or 4.7%, from the same period in the prior year. The average balance on loans decreased to $819.6 million for the quarter ended June 30, 2011 from $829.7 million for the quarter ended June 30, 2010.  The average yield on loans declined 20 basis points to 5.34% for the quarter from 5.54% for the same quarter in the prior year, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2011 period compared to the 2010 period.

Interest income on securities for the quarter of $1.7 million decreased by $264,000 from the second quarter of 2010, reflecting lower average yields on such securities to 3.78% from 4.22%.  The average balance of securities decreased $6.7 million, or 3.7%, to $176.5 million for the three months ended June 30, 2011 from $183.2 million for the three months ended June 30, 2010.

Interest Expense.  Interest expense decreased 19.2% to $4.7 million for the second quarter of 2011, from $5.8 million for the second quarter of 2010.  The decrease in interest expense resulted from lower average rates on deposits and lower average balances of deposits and borrowings.

Interest expense on deposits decreased by $790,000, or 27.5%, to $2.1 million for the quarter ended June 30, 2011 from $2.9 million for the quarter ended June 30, 2010.  The average rate paid on deposits decreased 46 basis points to 1.31% for the current quarter from 1.77% for the comparable quarter in 2010. The average balance of interest-bearing deposits decreased to $640.6 million for the quarter ended June 30, 2011 from $652.2 million for the quarter ended June 30, 2010.

BEACON FEDERAL BANCORP, INC.

Interest expense on time accounts (certificates of deposit, brokered deposits and CDARS) decreased by $669,000, or 30.7%, to $1.5 million for the quarter ended June 30, 2011 from $2.2 million for the quarter ended June 30, 2010, due primarily to a decrease of 53 basis points in average time account rates to 1.92% from 2.45% and a $40.9 million lower average balance of time accounts.  Interest expense on money market accounts decreased to $289,000 from $546,000, reflecting substantially lower average rates on such accounts, 0.79% in the 2011 period compared to 1.23% in the 2010 period, and lower average balances on such accounts, $147.0 million compared to $177.8 million.

Interest expense on borrowings decreased to $2.6 million for the quarter ended June 30, 2011 from $2.9 million for the quarter ended June 30, 2010, due primarily to a lower average balance.  The average balance on borrowings decreased to $237.9 million for the quarter ended June 30, 2011 from $266.9 million for the quarter ended June 30, 2010.

Net Interest Income.  Net interest income increased by $296,000, to $8.0 million for the second quarter of 2011.  The increase in net interest income was due to a higher interest rate spread and overall average net interest-earning asset growth.  Our net interest rate spread increased to 2.91% for the current quarter from 2.71% for the second quarter of 2010 and the net interest margin increased to 3.19% from 2.99%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 39 basis points, while the yield on interest-earning assets declined by 19 basis points.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.3 million for the quarter ended June 30, 2011 compared to a provision for loan losses of $1.5 million for the quarter ended June 30, 2010.  The decrease in provision was primarily due to a decrease in the provision for impaired loans partially offset by an increase in the provision for classified loans.  The provision for loan losses on impaired loans decreased $655,000 during the quarter as compared to the 2010 second quarter, reflecting a decrease in the balance of impaired loans to $9.9 million from $12.9 million at June 30, 2010.  The balance of non-impaired classified loans increased $21.3 million since June 30, 2010 causing an increase of $282,000 in the provision on classified non-impaired loans for the quarter ended June 30, 2011.

Net loan charge-offs were $672,000 for the quarter ended June 30, 2011, compared to net charge-offs of $580,000 for the quarter ended June 30, 2010.

The allowance for loan losses was $16.5 million, or 2.03% of total loans at June 30, 2011 compared to $15.2 million, or 1.90% of total loans at December 31, 2010.  Total nonperforming assets increased by $900,000 to $16.0 million at June 30, 2011, compared to $15.1 million at December 31, 2010.  Nonperforming assets at June 30, 2011 and December 31, 2010 were primarily secured by commercial real estate, multi-family and 1-4 family residential real estate and commercial business assets. The ratio of the allowance for loan losses to nonperforming loans was 103.98% at June 30, 2011, compared with 102.14% at December 31, 2010.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of June 30, 2011.

Noninterest Income.  Noninterest income increased $231,000, or 18.0%, to $1.5 million for the quarter ended June 30, 2011 from $1.3 million for the quarter ended June 30, 2010. Noninterest income increased primarily due to a $229,000 increase in service charges income and a slight decrease in the other-than-temporary credit impairment charges for the quarter.

Other-than-temporary credit impairment charges for the quarter resulted from three securities, one trust preferred security and two private label collateralized mortgage obligation (“CMOs”).  The extent of impairment recognized was based on the current and projected performance of the issuing banks and their ability to repay their obligation as it relates to the trust preferred security, and the current and projected delinquencies along with reduced credit support in the underlying mortgages for the CMOs.  The other-than-temporary credit impairment for the quarter of $105,000 was less than 1% of the fair value of our securities portfolio at June 30, 2011.

BEACON FEDERAL BANCORP, INC.

The 28.4% increase in service charge income related primarily to an increase in debit card fees.  The Bank is actively promoting debit card usage and core deposits that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.  Our management team is closely monitoring a final rule by the Board of Governors of the Federal Reserve System which in part implements the debit card interchange and processing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  While the permissible cap on interchange fees applies only directly to financial debit card issuers with assets greater than $10 billion in assets, it will remain to be seen what impact the new rule may have on the Bank as the processing networks have acknowledged that over time, market pressures may alter the fees paid to exempt banks.

Noninterest Expense.  Noninterest expense increased by $435,000, or 8.5%, to $5.6 million for the quarter ended June 30, 2011 from $5.1 million for the quarter ended June 30, 2010.  The increase in noninterest expense was due primarily to increases in salaries and benefits.

Salaries and employee benefits increased by $440,000, or 16.4%, to $3.1 million for the quarter ended June 30, 2011 from $2.7 million for the quarter ended June 30, 2010 due primarily to $243,000 in compensation increases (including bonuses and taxes), $67,000 in additional stock option expense due to two additional grants and $72,000 additional ESOP expense due to the increase in the Company’s stock price.

Income Tax Expense.  The provision for income taxes was $947,000 for the quarter ended June 30, 2011, compared to $906,000 for the quarter ended June 30, 2010.  The increase was due primarily to a $293,000 increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Interest Income.  Interest income was $25.2 million in the six months ended June 30, 2011, decreasing by $2.0 million, or 7.5%, compared with the six months ended June 30, 2010.  The decrease resulted primarily from lower yields on interest earning assets along with a decrease in the average balances of interest earning assets.

Interest income on loans of $21.8 million for the six months ended June 30, 2011 decreased $1.3 million, or 5.5%, from the same period in the prior year. The average balance on loans decreased to $817.1 million for the six months ended June 30, 2011 from $832.8 million for the six months ended June 30, 2010.  The average yield on loans declined 20 basis points to 5.38% year to date from 5.58% for the same period in the prior year, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2011 period compared to the 2010 period.

Interest income on securities of $3.1 million year to date decreased by $753,000 from the prior year, reflecting lower average yields on such securities to 3.63% from 4.31%.  The average balance of securities decreased $7.5 million, or 4.1%, to $174.6 million for the six months ended June 30, 2011 from $182.1 million for the six months ended June 30, 2010.

Interest Expense.  Interest expense decreased 20.3% to $9.4 million for the six months ended June 30, 2011, from $11.8 million for the six months ended June 30, 2010.  The decrease in interest expense resulted from lower average rates on deposits and lower average balances of deposits and borrowings.

Interest expense on deposits decreased by $1.8 million, or 29.8%, to $4.2 million for the six months ended June 30, 2011 from $6.1 million for the six months ended June 30, 2010.  The average rate paid on deposits decreased 52 basis points to 1.34% for the current period from 1.86% for the comparable period in 2010. The average balance of interest-bearing deposits decreased to $638.0 million for the six months ended June 30, 2011 from $656.3 million for the six months ended June 30, 2010.

BEACON FEDERAL BANCORP, INC.

Interest expense on time accounts (certificates of deposit, brokered deposits and CDARS) decreased by $1.5 million, or 32.8%, to $3.1 million for the six months ended June 30, 2011 from $4.7 million for the six months ended June 30, 2010, due primarily to a decrease of 56 basis points in average time account rates to 1.99% from 2.55% and a $52.3 million lower average balance of time accounts.  Interest expense on money market accounts decreased to $550,000 from $1.1 million, reflecting substantially lower average rates on such accounts, 0.76% in the 2011 period compared to 1.29% in the 2010 period, and lower average balances on such accounts, $145.1 million compared to $172.2 million.

Interest expense on borrowings decreased to $5.1 million for the six months ended June 30, 2011 from $5.7 million for the six months ended June 30, 2010, due primarily to a lower average balance.  The average balance on borrowings decreased to $239.7 million for the period from $267.5 million for the prior year.

Net Interest Income.  Net interest income increased slightly, by $345,000, to $15.8 million for the six months ended June 30, 2011.  The increase in net interest income was due to a higher interest rate spread and overall average net interest-earning asset growth.  Our net interest rate spread increased to 2.90% for the six months ended June 30, 2011 from 2.73% for the six months ended June 30, 2010 and the net interest margin increased to 3.18% from 3.01%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 41 basis points, while the yield on interest-earning assets declined by 24 basis points.

Provision for Loan Losses.  We recorded a provision for loan losses of $2.3 million for the six months ended June 30, 2011 compared to a provision for loan losses of $3.3 million for the six months ended June 30, 2010.  The decrease in provision was primarily due to an $825,000 decrease in the provision for impaired loans.  Impaired loans decreased $3.0 million from June 30, 2010 to $9.9 million at June 30, 2011.

Net loan charge-offs were $995,000 for the six months ended June 30, 2011, compared to net charge-offs of $843,000 for the six months ended June 30, 2010.

Noninterest Income.  Noninterest income increased $616,000, or 25.7%, to $3.0 million for the six months ended June 30, 2011 from $2.4 million for the six months ended June 30, 2010. Noninterest income increased primarily due to other-than-temporary impairment losses on debt securities of $216,000 incurred during the current period compared to $382,000 in the prior year period and a $369,000 increase in service charges income.

Other-than-temporary impairment charges for the period resulted from three securities, one trust preferred security and two private label collateralized mortgage obligation (“CMOs”).  The extent of impairment recognized was based on the current and projected performance of the issuing banks and their ability to repay their obligation as it relates to the trust preferred security, and the current and projected delinquencies along with reduced credit support in the underlying mortgages for the CMOs.  The other-than-temporary credit impairment for the period of $216,000 was less than 1% of the fair value of our securities portfolio at June 30, 2011.

The 23.0% increase in service charge income related primarily to an increase in debit card fees.  The Bank is actively promoting debit card usage and core deposits that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.

Noninterest Expense.  Noninterest expense increased by $1.3 million, or 12.5%, to $11.4 million for the six months ended June 30, 2011 from $10.1 million for the six months ended June 30, 2010.  The increase in noninterest expense was due primarily to increases in salaries and benefits.

Salaries and employee benefits increased by $907,000, or 17.1%, to $6.2 million for the six months ended June 30, 2011 from $5.3 million for the six months ended June 30, 2010 due primarily to $515,000 in compensation increases (including bonuses and taxes), $150,000 in additional stock option expense due to two additional grants and $138,000 additional ESOP expense due to the increase in the Company’s stock price.

Income Tax Expense.  The provision for income taxes was $1.9 million for the six months ended June 30, 2011, compared to $1.7 million for the six months ended June 30, 2010.  The increase was primarily due to an additional $699,000 increase in pre-tax income.

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

	For the Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$819,550	$10,912	5.34%	$829,723	$11,451	5.54%
Securities	176,519	1,664	3.78	183,225	1,928	4.22
FHLB stock	9,989	111	4.46	11,367	120	4.23
Interest-earning deposits	4,027	3	0.30	12,168	5	0.16
Total interest-earning assets	1,010,085	12,690	5.04	1,036,483	13,504	5.23
Noninterest-earning assets	30,986			29,626
Total assets	$1,041,071			$1,066,109

Interest-bearing liabilities:
Savings	$116,697	$149	0.51	$70,716	$74	0.42
Money market accounts	146,993	289	0.79	177,770	546	1.23
Checking accounts	61,637	138	0.90	47,506	77	0.65
Time accounts	315,269	1,511	1.92	356,176	2,180	2.45
Total deposits	640,596	2,087	1.31	652,168	2,877	1.77
FHLB advances	160,115	1,703	4.27	189,148	2,023	4.29
Reverse repurchase agreements	70,001	675	3.87	70,003	675	3.87
Lease obligation	7,740	196	10.16	7,737	196	10.16
Total interest-bearing liabilities	878,452	4,661	2.13	919,056	5,771	2.52

Noninterest-bearing deposits	46,066			38,331
Other noninterest-bearing liabilities	3,568			3,054
Total liabilities	928,086			960,441
Stockholders’ equity	112,985			105,668
Total liabilities and equity	$1,041,071			$1,066,109

Net interest income		$8,029			$7,733

Net interest rate spread (3)			2.91%			2.71%

Net interest-earning assets (4)	$131,633			$117,427

Net interest margin (5)			3.19%			2.99%

Average of interest-earning assets to interest-bearing liabilities			114.98%			112.78%

(1)	Yields and rates for the three months ended June 30, 2011 and 2010 are annualized.
(2)	Includes loans held for sale and nonaccrual loans.
(3)
Net interest rate spread represents the difference between the yield on total average interest-bearing assets and the cost of total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended June 30, 2011 and 2010.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

BEACON FEDERAL BANCORP, INC.

	For the Six Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$817,110	$21,799	5.38%	$832,822	$23,063	5.58%
Securities	174,640	3,142	3.63	182,089	3,895	4.31
FHLB stock	10,120	261	5.20	11,461	287	5.05
Interest-earning deposits	2,135	6	0.57	10,305	10	0.20
Total interest-earning assets	1,004,005	25,208	5.06	1,036,677	27,255	5.30
Noninterest-earning assets	32,482			30,650
Total assets	$1,036,487			$1,067,327

Interest-bearing liabilities:
Savings	$113,373	$284	0.51	$65,464	$120	0.37
Money market accounts	145,102	550	0.76	172,153	1,104	1.29
Checking accounts	61,285	270	0.89	48,193	150	0.63
Time accounts	318,237	3,145	1.99	370,500	4,681	2.55
Total deposits	637,997	4,249	1.34	656,310	6,055	1.86
FHLB advances	161,968	3,413	4.25	189,803	3,999	4.25
Reverse repurchase agreements	70,001	1,343	3.87	70,001	1,343	3.87
Lease obligation	7,740	392	10.21	7,737	392	10.22
Total interest-bearing liabilities	877,706	9,397	2.16	923,851	11,789	2.57

Noninterest-bearing deposits	43,689			35,882
Other noninterest-bearing liabilities	3,684			3,135
Total liabilities	925,079			962,868
Stockholders’ equity	111,408			104,459
Total liabilities and equity	$1,036,487			$1,067,327

Net interest income		$15,811			$15,466

Net interest rate spread (3)			2.90%			2.73%

Net interest-earning assets (4)	$126,299			$112,826

Net interest margin (5)			3.18%			3.01%

Average of interest-earning assets to interest-bearing liabilities			114.39%			112.21%

(1)	Yields and rates for the six months ended June 30, 2011 and 2010 are annualized.
(2)	Includes loans held for sale and nonaccrual loans.
(3)
Net interest rate spread represents the difference between the yield on total average interest-bearing assets and the cost of total average interest-earning assets and the cost of total average interest-bearing liabilities for the six months ended June 30, 2011 and 2010.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the quarter ended June 30, 2011, our liquidity ratio averaged 9.9%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $10.1 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $168.8 million at June 30, 2011.  On that date, we had $170.9 million of Federal Home Loan Bank advances outstanding and $1.8 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $48.4 million.

At June 30, 2011, we had $59.4 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $58.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2011 totaled $200.5 million, or 29.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, BIC and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the six months ended June 30, 2011, we originated $125.2 million of loans, and during the six months ended June 30, 2010, we originated $112.2 million of loans.

We purchased $32.2 million of securities during the six months ended June 30, 2011, compared to $35.7 million during the six months ended June 30, 2010.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net decrease in total deposits of $2.3 million for the six months ended June 30, 2011 compared to a net increase of $1.4 million for the six months ended June 30, 2010.  Deposit flows are affected by the interest rates and products offered by us and our local competitors, and by other factors.

Federal Home Loan Bank advances increased on a net basis by $7.5 million for the six months ended June 30, 2011, compared to a decrease of $2.2 million for the six months ended June 30, 2010.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At June 30, 2011, we had the ability to borrow up to $218.6 million ($48.4 million available) from the Federal Home Loan Bank of New York.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At June 30, 2011 the Bank met all capital adequacy requirements.

BEACON FEDERAL BANCORP, INC.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At June 30, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$102,657
Disallowed deferred tax assets	(673)
Unrealized loss on AFS securities	854
Tier 1 (Core) Capital	102,838	9.87%	$15,628	1.50%
General valuation allowance (1)	10,099
Deduction for low-level recourse	(1,776)
Total Capital to risk-weighted assets	$111,161	13.76%	$64,631	8.00%	$80,789	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$101,062	12.51%	$32,316	4.00%	$48,474	6.00%
Tier 1 (Core) Capital to adjusted total assets	$102,838	9.87%	$41,674	4.00%	$52,093	5.00%
(1) Limited to 1.25% of risk-weighted assets.
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$97,165
Disallowed deferred tax assets	(192)
Unrealized loss on AFS securities	1,866
Tier 1 (Core) Capital	98,839	9.55%	$15,531	1.50%
General valuation allowance (1)	9,981
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$107,155	13.42%	$63,877	8.00%	$79,847	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$97,174	12.17%	$31,939	4.00%	$47,908	6.00%
Tier 1 (Core) Capital to adjusted total assets	$98,839	9.55%	$41,415	4.00%	$51,768	5.00%
(1)  Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

Asset Quality

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at June 30, 2011, classified assets included substandard loans of $26.8 million and doubtful loans of $9.6 million.   Substandard loans and doubtful loans were $26.1 million and $1.6 million, respectively, at December 31, 2010.  The Company allocated $7.9 million and $6.2 million of general loan loss allowance to these classified assets at June 30, 2011 and December 31, 2010, respectively.  The general loan loss allowance increased at a lower percentage than the increase in substandard and doubtful loans due to the strength of the collateral underlying the newly classified loans.

As of June 30, 2011, we had $13.3 million of loans designated as special mention, compared to $5.9 million at December 31, 2010.  The Company allocated $405,000 and $863,000 of general loan loss allowance to these special mention assets at June 30, 2011 and December 31, 2010, respectively.  Of the $7.4 million increase in loans designated as special mention, $5.1 million related to one loan.  This loan is secured by commercial real estate.  The reserve associated with this loan is approximately 3.0% of the loan balance.

As of June 30, 2011, our largest borrower under the substandard asset category had loans secured by commercial and residential real estate in Massachusetts and New Hampshire, with a principal balance of $6.8 million.  As of June 30, 2011, our largest doubtful loan was secured by numerous properties and equipment located in Central New York, with a principal balance of $2.5 million.  As of June 30, 2011, our largest loan designated as special mention was secured by two commercial real estate properties located in Central New York, with a principal balance of $5.9 million.

While we have used the same methodology in assessing the classification of loans for all periods presented, during 2011 in preparation for the change in the Bank’s regulator from the Office of Thrift Supervision (the “OTS”) to the Office of the Comptroller of Currency (the “OCC”), in addition to our recurring internal review process, we changed our third-party loan review to a company staffed with, among others, former OCC regulators who are experienced in the regulatory environment the Company will soon be operating under.  This review has prompted the Company to enhance its loan rating process in anticipation of the regulatory change and reflect several recommended classification downgrades and upgrades.  The increase in criticized and classified loans for the first six months of 2011 did not significantly influence the Company’s allowance for loan loss as of June 30, 2011 since there was determined to be no changes in performance of the underlying loans that are newly classified and criticized requiring any significant specific loan loss provisions.

Off-Balance Sheet Arrangements

In our 2010 Annual Report, included as Exhibit 13 in our 2010 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 30, 2011, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

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

Item 1A – Risk Factors.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of risk factors at December 31, 2010. In addition to the risk factors discussed in the aforementioned Annual Report, the risk factor described below should be carefully considered before you decide to buy our common stock.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)	(b)	Shares (or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs)

April 1, 2011 through April 30, 2011	32,757	$14.10	32,757	192,909
May 1, 2011 through May 31, 2011	16,457	$13.92	16,457	176,452
June 1, 2011 through June 30, 2011	5,940	$13.64	5,940	170,512
Total	55,154	$14.00	55,154

On April 29, 2010, the Board of Directors authorized the Company’s fourth stock repurchase program of 326,669 shares.

Item 3 - Defaults Upon Senior Securities.

Not applicable.

Item 4 – (Removed and Reserved).

Item 5 - Other Information.

None

BEACON FEDERAL BANCORP, INC.

Item 6 – Exhibits.

(a)  Exhibits.

3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc. (1)
3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
4	Form of Common Stock Certificate of Beacon Federal Bancorp, Inc. (1)
10.1	Employee Stock Ownership Plan (1)
10.2	Employment Agreement with Ross J. Prossner (2)
10.3	Employment Agreement with J. David Hammond (2)
10.4	Employment Agreement with Darren T. Crossett (2)
10.5	Employment Agreement with Lisa M. Jones (3)
10.6	Form of Change in Control Agreement (2)
10.7	Beacon Federal Excess Benefit Plan (4)
10.8	Beacon Federal Annual Cash Incentive Plan (1)
10.9	Beacon Federal Supplemental Executive Retirement Plan (5)
10.10	Beacon Federal 2008 Equity Incentive Plan (6)
13	Annual Report to Stockholders
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2011 and 2010, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 19 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: August 15, 2011	BY:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	Lisa M. Jones
Lisa M. Jones, Senior Vice President and Chief Financial Officer