Form 10-Q
period 2011-09-30
Beacon Federal Bancorp, Inc.
filed 2011-11-10
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ______________________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 3, 2011
Common Stock, par value $0.01 per share	6,270,519

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents - cash and due from financial institutions	$46,696	$12,439
Securities available for sale	157,194	162,405
Securities held to maturity (fair value of $7,942 and $10,543, respectively)	7,604	10,321
Loans held for sale in secondary market	1,345	2,692
Loans held for sale	27,802	-
Loans, net of allowance for loan losses of $15,860 and $15,240, respectively	777,663	792,553
Federal Home Loan Bank (“FHLB”) of New York stock	9,467	9,954
Premises and equipment, net	12,653	12,030
Accrued interest receivable	3,133	3,528
Foreclosed and repossessed assets	1,286	206
Bank-owned life insurance (“BOLI”)	10,909	10,639
Other assets	14,831	15,711
Total assets	$1,070,583	$1,032,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits held for sale	$83,466	$-
Deposits	642,928	677,384
Total deposits	726,394	677,384
Federal Home Loan Bank advances	148,427	163,427
Securities sold under agreement to repurchase	70,000	70,000
Accrued interest payable and other liabilities	4,295	4,218
Capital lease obligation	7,742	7,739
Total liabilities	956,858	922,768
Commitments and contingencies (Note 10)
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,654,091 and 7,652,816 issued; 6,270,539 and 6,432,922 shares outstanding, respectively	76	76
Additional paid-in capital	75,206	74,092
Retained earnings	55,258	51,185
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,755)	(3,286)
Accumulated other comprehensive loss, net	(1,305)	(1,866)
Treasury stock, 1,383,552 and 1,219,894 shares at cost, respectively	(12,755)	(10,491)
Total stockholders’ equity	113,725	109,710
Total liabilities and stockholders’ equity	$1,070,583	$1,032,478

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income:	(Unaudited)		(Unaudited)
Loans, including fees	$11,031	$11,577	$32,830	$34,640
Securities	1,521	1,842	4,663	5,737
FHLB stock	111	130	372	417
Federal funds sold and other	3	5	9	15
Total interest income	12,666	13,554	37,874	40,809
Interest expense:
Deposits	2,115	2,771	6,364	8,826
FHLB advances	1,709	1,986	5,122	5,985
Securities sold under agreement to repurchase	683	683	2,026	2,026
Lease obligation	196	196	588	588
Total interest expense	4,703	5,636	14,100	17,425
Net interest income	7,963	7,918	23,774	23,384
Provision for loan losses	1,598	1,930	3,876	5,210
Net interest income after provision for loan losses	6,365	5,988	19,898	18,174
Noninterest income:
Service charges	1,114	870	3,085	2,472
Commission and fee income	291	372	670	688
Change in cash surrender value of BOLI	95	54	270	98
Gain on sale of loans	19	52	102	266
Other-than-temporary impairment (“OTTI”) credit loss on securities	(111)	(634)	(327)	(1,016)
Other	400	273	1,025	880
Total noninterest income	1,808	987	4,825	3,388
Noninterest expense:
Salaries and employee benefits	2,966	2,633	9,171	7,931
Occupancy and equipment	728	586	2,108	1,770
Advertising and marketing	98	112	324	316
Telephone, delivery and postage	193	177	603	531
Supplies	61	42	175	147
Audit and examination	207	194	561	627
FDIC premium expense	134	315	794	932
Other	1,453	1,098	3,508	3,043
Total noninterest expense	5,840	5,157	17,244	15,297
Income before income taxes	2,333	1,818	7,479	6,265
Income tax expense	620	662	2,511	2,331
Net income	$1,713	$1,156	$4,968	$3,934
Basic earnings per share	$0.28	$0.19	$0.82	$0.64
Diluted earnings per share	$0.28	$0.19	$0.80	$0.64

OTTI credit loss on securities:
Total OTTI loss on securities	$(312)	$(689)	$(665)	$(1,115)
Portion of OTTI loss recognized in other comprehensive loss before income taxes	201	55	338	99
OTTI credit loss on securities	$(111)	$(634)	$(327)	$(1,016)

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Other comprehensive income, before tax:
Net change in unrealized (losses) gains on available for sale securities	$(550)	$2,618	$1,274	$6,431
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income	(201)	(55)	(338)	(99)
Other comprehensive (loss) income before tax	(751)	2,563	936	6,332
Income tax	300	(1,025)	(375)	(2,533)
Other comprehensive (loss) income, net of tax	(451)	1,538	561	3,799
Net Income	1,713	1,156	4,968	3,934
Comprehensive income	$1,262	$2,694	$5,529	$7,733

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares	Amount	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Shares	(Loss)/Income	Stock	Total
Balance at January 1, 2011	6,432,922	$76	$74,092	$51,185	$(3,286)	$(1,866)	$(10,491)	$109,710
Net income				4,968				4,968
Other comprehensive income, net of tax						561		561
Earned ESOP shares			158		531			689
Stock-based compensation			841					841
Tax effect of stock-based compensation			101					101
Exercise of stock options	1,275		14					14
Cash dividends $0.15 per share				(895)				(895)
Repurchase of common stock	(163,658)						(2,264)	(2,264)
Balance at September 30, 2011	6,270,539	$76	$75,206	$55,258	$(2,755)	$(1,305)	$(12,755)	$113,725

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$4,968	$3,934
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	3,876	5,210
Change in fair value of servicing assets	286	326
Depreciation and amortization	1,137	1,061
ESOP expense	689	496
Amortization of stock-based compensation expense	841	669
Exercise of stock options	14	-
Amortization of net deferred loan costs	2,002	1,962
Net amortization of premiums and discounts on securities	448	306
Gain on sale of loans	(102)	(266)
Other-than-temporary impairment credit loss on securities	327	1,016
Originations of loans held for sale	(14,449)	(29,220)
Proceeds from loans held for sale	15,898	28,526
Increase in cash surrender value of BOLI	(270)	(98)
Net change in:
Accrued interest receivable	395	376
Other assets	563	(2,271)
Accrued interest payable and other liabilities	82	378
Net cash provided by operating activities	16,705	12,405
Cash flows from investing activities:
Purchase of FHLB stock	(3,363)	(886)
Redemption of FHLB stock	3,850	1,946
Securities held to maturity:
Purchases	-	-
Maturities, prepayments and calls	2,696	2,785
Securities available for sale:
Purchases	(33,172)	(60,301)
Proceeds from maturity or call	38,565	55,786
Maturities of interest-bearing deposits	-	170
Loan (originations) repayments, net	(20,349)	5,402
Purchase of premises and equipment	(2,003)	(752)
Proceeds from sale of foreclosed and repossessed assets	479	503
Net cash (used for) provided by investing activities	$(13,297)	$4,653

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	$49,010	$3,834
Proceeds from FHLB advances	250,600	36,300
Repayment of FHLB advances	(265,600)	(55,770)
Repayment of capital lease obligation	(2)	-
Cash dividends	(895)	(905)
Repurchase of common stock	(2,264)	(748)
Net cash provided by (used for) financing activities	30,849	(17,289)
Net change in cash and cash equivalents	34,257	(231)
Cash and cash equivalents at beginning of period	12,439	12,993
Cash and cash equivalents at end of period	$46,696	$12,762
Supplemental cash flow information:
Interest paid	$14,161	$17,489
Income taxes paid	$3,360	$4,559
Real estate and repossessions acquired in settlement of loans	$1,559	$561
Loans transferred to held for sale	$27,802	$-
Deposits transferred to held for sale	$83,466	$-

See accompanying notes to consolidated financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Beacon Federal Bancorp, Inc. (the “Company”), a savings and loan association holding company that owns and operates Beacon Federal (the “Bank”), and have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses reported in other comprehensive loss, net of tax. The Company does not purchase securities for trading purposes.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature, such as consumer and residential real estate loans, and on an individual loan basis for other loans, such as multi-family, commercial business and commercial real estate loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible, with the balance remaining as an impaired loan until either the full principal is received or the loan is charged-off.

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

New Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) by clarifying the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR.  The Company adopted ASU 2011-02, including the disclosures deferred by ASU 2011-01, for the reporting period ending September 30, 2011.  In accordance with ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011.  No additional loans were classified as troubled debt restructurings or additional allowance for loan losses was required under ASU 2011-02.  Refer to Note 6 to Consolidated Financial Statements for the other required disclosures of ASU 2011-02.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not materially impact the Company.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic earnings per share:

Net income	$1,713	$1,156	$4,968	$3,934
Less dividends paid:
Common stock	291	292	884	883
Participating securities	4	7	11	22

Undistributed earnings	$1,418	$857	$4,073	$3,029

Weighted-average basic shares outstanding	5,962	5,967	6,000	5,982
Add: weighted-average participating securities outstanding	73	146	73	146
Total weighted-average basic shares and participating securities outstanding	6,035	6,113	6,073	6,128

Distributed earnings per share	$0.05	$0.05	$0.15	$0.15
Undistributed earnings per share	0.23	0.14	0.67	0.49
Basic earnings per share	$0.28	$0.19	$0.82	$0.64

Diluted earnings per share:

Undistributed earnings	$1,418	$857	$4,073	$3,029

Total weighted-average basic shares and participating securities outstanding	6,035	6,113	6,073	6,128
Add: Dilutive stock options	120	28	116	9
Total weighted-average diluted shares and participating securities outstanding	6,155	6,141	6,189	6,137

Distributed earnings per share	$0.05	$0.05	$0.14	$0.15
Undistributed earnings per share	0.23	0.14	0.66	0.49
Diluted earnings per share	$0.28	$0.19	$0.80	$0.64

Anti-dilutive option shares	$11	$19	$12	$9

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at September 30, 2011 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$2,912	133	(2)	$3,043
Collateralized mortgage obligations - Private issuer	2,746	79	(56)	2,769
Collateralized mortgage obligations - Government agency	1,946	184	-	2,130
Total	$7,604	$396	$(58)	$7,942

Available for sale:
Debt securities:
Treasuries	$100	1	-	$101
Agencies	2,995	9	(2)	3,002
Pooled trust preferred securities	10,595	-	(5,556)	5,039
Mortgage-backed securities - Residential	48,750	2,104	-	50,854
Collateralized mortgage obligations - Private issuer	12,662	101	(1,257)	11,506
Collateralized mortgage obligations - Government agency	84,166	2,534	(8)	86,692
Total	$159,268	$4,749	$(6,823)	$157,194

Mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are backed by single-family mortgage loans.  The Company does not have any such securities backed by commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$3,726	$139	$-	$3,865
Collateralized mortgage obligations - Private issuer	4,264	41	(123)	4,182
Collateralized mortgage obligations - Government agency	2,331	165	-	2,496
Total	$10,321	$345	$(123)	$10,543

Available for sale:
Debt securities:
Treasuries	$100	$-	$-	$100
Agencies	7,997	45	(55)	7,987
Pooled trust preferred securities	11,566	-	(6,120)	5,446
Mortgage-backed securities - Residential	41,677	1,613	(256)	43,034
Collateralized mortgage obligations - Private issuer	15,547	442	(1,010)	14,979
Collateralized mortgage obligations - Government agency	88,528	2,399	(68)	90,859
Total	$165,415	$4,499	$(7,509)	$162,405

Maturities of debt securities at September 30, 2011 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
September 30, 2011	Cost	Value	Cost	Value

Due after one through five years	$-	$-	$2,095	$2,105
Due after ten years	-	-	11,595	6,037
	-	-	13,690	8,142
Mortgage-backed securities - Residential	2,912	3,043	48,750	50,854
Collateralized mortgage obligations - Private issuer	2,746	2,769	12,662	11,506
Collateralized mortgage obligations - Government agency	1,946	2,130	84,166	86,692
	$7,604	$7,942	$159,268	$157,194

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	loss	Value	loss	Value	loss

Agencies	$997	$(2)	$-	$-	$997	$(2)
Pooled trust
preferred securities	-	-	5,039	(5,556)	5,039	(5,556)
Mortgage backed
securities - Residential	803	(2)	-	-	803	(2)
CMOs - Private issuer	3,278	(246)	6,656	(1,067)	9,934	(1,313)
CMOs - Government Agency	4,047	(8)	-	-	4,047	(8)
	$9,125	$(258)	$11,695	$(6,623)	$20,820	$(6,881)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	loss	Value	loss	Value	loss

Agencies	$1,940	$(55)	$-	$-	$1,940	$(55)
Pooled trust
preferred securities	-	-	5,446	(6,120)	5,446	(6,120)
Mortgage backed
securities - Residential	13,620	(256)	-	-	13,620	(256)
CMOs - Private issuer	-	-	12,145	(1,133)	12,145	(1,133)
CMOs - Government Agency	9,357	(68)	-	-	9,357	(68)
	$24,917	$(379)	$17,591	$(7,253)	$42,508	$(7,632)

No assurance can be made that the credit quality of the securities with unrealized losses at September 30, 2011 will not deteriorate in the future which may require future reductions in income for other-than-temporary impairment (“OTTI”) credit losses.

Pooled Trust Preferred Securities (PTPS) (6 issues with unrealized loss at September 30, 2011). The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the present value of expected future cash flows for all of the trust preferred securities. For three of the securities, the calculated present value of future cash flows was more than their amortized cost basis. The predominate factor in the present value of expected cash flows being greater than the carrying amount was the Company holding senior tranche positions in those securities, providing a priority in receipt of the cash flows estimated to be collected. Accordingly, the Company did not consider the unrealized losses on those three securities to be other-than-temporary credit-related losses at September 30, 2011.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our PTPS were rated “A” (upper medium grade and subject to low credit risk), or lower, and the lowest was rated “C” (lowest rated and typically in default with little prospect of recovery), as discussed below under the caption “Other-Than-Temporary Impairments.”

Mortgage-backed Securities (1 issue with unrealized loss at September 30, 2011) and Collateralized Mortgage Obligations (7 issues with unrealized loss at September 30, 2011). The unrealized losses on the Company’s mortgage-backed securities and collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at September 30, 2011.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC, and private issuers. Of the Company’s fifty-one CMOs, forty are government agency and eleven are privately issued. Of the $1.3 million of unrealized losses on CMOs, only $8,000 of the losses is on federal agency securities. The remaining unrealized losses are on privately issued securities, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Two privately issued CMOs with unrealized losses were rated investment grade or better and six privately issued CMOs were rated less than investment grade (including two subprime securities) with the lowest rated “D.”

Agencies (1 issue with unrealized loss at September 30, 2011). The unrealized loss on the Company’s agency security is related to changes in market rates and not credit quality of the issuer.

Individual debt securities in an unrealized loss position greater than 12 months and below investment grade with the lowest rating by security type as of September 30, 2011, are as follows (dollars in thousands):

Description	Class	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating
CMOs - Private Issuer:
CWALT 2006-19CB	A14	$3,317	2,936	$(381)	C
First Horizon ALT 2006	1A1	1,681	1,438	(243)	D
ARMT 2005-3	4A1	2,265	1,825	(440)	Caa1
		7,263	6,199	(1,064)

Trust Preferred Securities:
Alesco Preferred Funding IV	B-1	455	122	(333)	C
US Capital Funding III 12/01/35	A-2	2,966	1,140	(1,826)	C
US Capital Funding I 05/01/34	B-2	551	200	(351)	C
		3,972	1,462	(2,510)
		$11,235	$7,661	$(3,574)

The Company’s six investment securities that are in an unrealized loss position greater than 12 months and rated below investment grade were all originally purchased at investment grade. Beginning with the second half of 2008, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions, ratings agency actions, and regulatory actions. As a result of changes in these and various other factors during 2009 and 2010, Moody’s Investors Service and Standard & Poor’s downgraded multiple CMO and Trust Preferred Securities, including securities that are held by the Company. Of the Company’s fifty-one CMOs, three are considered to be below investment grade and in an unrealized loss position greater than one year. Three of the Company’s six trust preferred securities are considered to be below investment grade and in an unrealized loss position greater than one year. The deteriorating economic, credit and financial conditions have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Of our three CMOs in unrealized loss positions greater than one year with below investment grade rating, we have determined that all but one are other-than-temporarily impaired. The ARMT 2005-3 investment is not considered other-than-temporarily impaired due to management not having an intention to sell the investment and not believing we will be required to sell the investment before recovery of its amortized cost basis and the underlying mortgages experiencing a relatively low amount of over 90 day delinquencies and foreclosures of 8.9% and an average FICO score of 741 for the underlying mortgage borrowers.

Of the six PTPS in unrealized loss positions with below investment grade rating, we have determined that three PTPS are other-than-temporarily impaired. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if they were sold at this time.

The Company has the intent not to sell or will not more likely than not be required to sell the other three PTPS until a recovery of amortized cost basis, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers and the Company’s senior tranche positions, we did not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2011. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

OTTI credit losses on debt securities recognized in noninterest income during the three and nine months ended September 30, 2011 and OTTI non-credit losses recognized in accumulated other comprehensive loss (“AOCL”) at September 30, 2011 are summarized in the table below. Also included in the table is the lowest credit rating of each security and the percentage of defaults and delinquencies in the underlying banks and loans supporting each trust preferred and CMO security, respectively, as of September 30, 2011 (dollars in thousands):

			OTTI Credit Loss		Non-Credit	Lowest
		Fair	September 30, 2011		Loss in AOCL	Credit	Default /
	Description	Value	QTD	YTD	September 30, 2011	Rating	Delinquency
	Trust preferred securities:
90342BAD5	US Capital Funding III 12/01/35	$1,140	$-	$-	$1,826	C	23.9%
01488qad2	Alesco Preferred Funding IV	122	35	123	333	C	45.7%
903329ag5	US Capital Funding I 05/01/34	200	-	-	351	C	20.7%
		1,462	35	123	2,510

	Collateralized mortgage obligations:
02147qap7	CWALT 2006-19CB	2,936	8	57	381	C	21.5%
32052jaa6	First Horizon Alt 2006	1,438	40	116	243	D	20.7%
46631nez8	JPMMT 2007-S3	1,562	28	31	(13)	C	20.0%
		5,936	76	204	611
		$7,398	$111	$327	$3,121

For the three and nine months ended September 30, 2010, there was OTTI credit loss of $297,000 and $531,000, respectively, related to three trust preferred securities.   An OTTI credit loss was recognized for the three and nine months ended September 30, 2010 of $337,000 and $485,000, respectively, related to five collateralized mortgage obligations.

The Company recognized an OTTI credit loss on trust preferred securities of $35,000 and $123,000 during the three and nine months ended September 30, 2011, respectively.  The Company used a DCF analysis to provide an estimate of the trust preferred securities OTTI credit loss, which resulted from the calculated present value of cash flows expected to be collected being less than the amortized cost basis. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the defaults and deferrals contributed to the OTTI credit loss. For those trust preferred securities with OTTI credit loss, defaults and deferrals provided by a third-party broker increased by $6.9 million for the three months ended September 30, 2011 and decreased by $3.8 million for the nine months ended September 30, 2011.

With regard to our PTPS valuations, unrealized losses are larger than OTTI for two primary reasons:

1)
The discount rate used in assessing OTTI is the purchased yield of a bond, which is constant. Therefore, changes in OTTI are purely a function of changes in the amount and timing of projected future cash flows, but are not influenced by the market’s required rate of return for these cash flows (their discount rate). Fair value measures, however, incorporate the market’s perception of the risk of a bond’s future cash flows. Given that the credit quality of PTPS collateral has deteriorated significantly since the onset of the credit crisis, the riskiness of all PTPS bonds has increased, pushing the discount rates used to value them well above their coupon rates. This risk premium is the primary reason that the fair values of most PTPSs are significantly below their amortized costs.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2)
During the height of the credit bubble in late 2007 and early 2008, there was tremendous demand for PTPSs, and competition among dealers for PTPSs compressed collateral credit spreads to artificially tight levels. When the credit bubble burst, demand for PTPSs declined and PTPS credit spreads increased. This increase in credit spreads reduced the fair value of PTPS collateral, which by extension reduced the fair value of PTPSs.

Although the third party model we use captures the illiquidity premium embedded in the yields of benchmark, publicly traded PTPSs, we do not incorporate the illiquidity that currently exists in the PTPS market itself. The PTPS market is severely dislocated and opaque, and features a small number of sophisticated hedge funds bidding for PTPS assets held by a large number of institutions. As a result, trades have occurred over a wide range of prices that we believe contain excessive discounts for distressed sales, illiquidity and complexity, and are therefore not an accurate measure of the fair value of PTPSs.

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $76,000 and $204,000 during the three and nine months ended September 30, 2011, respectively. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the calculated present value of cash flows expected to be collected being less than the amortized cost basis. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of delinquent loans and decrease in credit support contributed to the OTTI credit loss.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects, for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended
	September 30,
	2011	2010

Credit related impairments with a portion recognized in other comprehensive loss:
Beginning balance	$4,553	$3,293
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	327	1,016
Ending balance	$4,880	$4,309

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Assets and Liabilities Held For Sale

On August 17, 2011, Beacon Federal  entered into a Purchase and Assumption Agreement (“Agreement”) with MidSouth Bank, N.A., a subsidiary of MidSouth Bancorp, Inc., (“MidSouth”) to sell assets and liabilities of Beacon Federal’s Tyler, Texas branch.  MidSouth will assume approximately $83 million of deposits associated with the branch for a premium of 4% and purchase approximately $28 million of loans, which represents 99% of the principal loan balances and will also assume the related branch. These assets and liabilities were classified as held for sale at September 30, 2011.

Note 6 – Loans

Loans, net are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010

Residential real estate:
1-4 family	$179,002	$182,832
Home equity	131,946	157,629
Total Residential Real Estate	310,948	340,461
Commercial:
Commercial business	86,694	85,960
Commercial real estate	163,720	146,433
Multi-family real estate	32,534	26,944
Commercial - 1-4 family real estate	14,819	10,024
Construction	14,993	22,030
Total Commercial	312,760	291,391
Consumer:
Auto - indirect	119,166	119,723
Auto - direct	19,971	25,459
Other consumer - secured	19,304	18,669
Other consumer - unsecured	6,887	7,495
Total Consumer	165,328	171,346
Gross loans	789,036	803,198

Net deferred loan costs	4,487	4,595
Allowance for loan losses	(15,860)	(15,240)
Loans, net of allowance for loan losses	$777,663	$792,553

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands).

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2010	$1,288	$12,070	$1,844	$38	$15,240
Provision for loan losses	36	746	235	(38)	979
Charge-offs	(61)	(40)	(335)	-	(436)
Recoveries	1	-	112	-	113
Balance at March 31, 2011	$1,264	$12,776	$1,856	$-	$15,896
Provision for loan losses	(2)	1,055	235	11	1,299
Charge-offs	(26)	(454)	(339)	-	(819)
Recoveries	10	28	109	-	147
Balance at June 30, 2011	$1,246	$13,405	$1,861	$11	$16,523
Provision for loan losses	225	875	509	(11)	1,598
Charge-offs	-	(1,515)	(613)	-	(2,128)
Charge-offs for loans transferred to held for sale	(200)	(33)	(47)	-	(280)
Recoveries	1	17	129	-	147
Balance at September 30, 2011	1,272	$12,749	$1,839	$-	$15,860

At September 30, 2011:
Period-end allowance balance attributed to loans:
Individually evaluated for impairment	$4	$3,563	$-	$-	$3,567
Collectively evaluated for impairment	1,268	9,186	1,839	-	12,293

Loan balance individually evaluated for impairment	$865	$8,246	$-		$9,111
Loan balance collectively evaluated for impairment	310,083	304,514	165,328		779,925
	$310,948	$312,760	$165,328	-	$789,036

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $8.3 million at September 30, 2011 and $8.1 million at December 31, 2010.  The qualitative adjustments made to the general loan loss provision resulted in $4.0 million at September 30, 2011 compared to $4.2 million at December 31, 2010.

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

The recorded investment in nonaccrual loans, segregated by class of loans, was as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010
Residential real estate:
1-4 family	$141	$1,059
Home equity	653	158
Commercial:
Commercial business	590	984
Commercial real estate	2,305	4,633
Multi-family real estate	1,816	3,200
Commercial - 1-4 family real estate	1,648	-
Construction	438	314
	$7,591	$10,348

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An aging analysis of past due loans, segregated by class of loans, as of September 30, 2011 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$-	251	300	141	$178,310	$179,002	$300
Home equity	521	156	123	653	130,493	131,946	123
Commercial:
Commercial business	1,064	-	-	590	85,040	86,694	-
Commercial real estate	2,799	-	-	2,305	158,616	163,720	-
Multi-family real estate	-	-	-	1,816	30,718	32,534	-
Commercial - 1-4 family real estate	64	-	-	1,648	13,107	14,819	-
Construction	-	-	-	438	14,555	14,993	-
Consumer:
Auto - indirect	1,891	83	-	-	117,192	119,166	-
Auto - direct	99		-	-	19,872	19,971	-
Other consumer - secured	90	4	-	-	19,210	19,304	-
Other consumer - unsecured	35	8	-	-	6,844	6,887	-
Total	$6,563	$502	$423	$7,591	$773,957	$789,036	$423

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$303	$-	$345	$1,059	$181,125	$182,832	$345
Home equity	470	235	185	158	156,581	157,629	185
Commercial:
Commercial business	2,276	555	543	984	81,602	85,960	543
Commercial real estate	361	668	-	4,633	140,771	146,433	-
Multi-family real estate	-	-	-	3,200	23,744	26,944	-
Commercial - 1-4 family real estate	-	-	1,500	-	8,524	10,024	1,500
Construction	-	-	-	314	21,716	22,030	-
Consumer:
Auto - indirect	1,750	33	-	-	117,940	119,723	-
Auto - direct	141	7	-	-	25,311	25,459	-
Other consumer - secured	82	-	-	-	18,587	18,669	-
Other consumer - unsecured	28	6	2	-	7,459	7,495	2
Total	$5,411	$1,504	$2,575	$10,348	$783,360	$803,198	$2,575

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature, such as consumer and residential real estate loans, and on an individual loan basis for other loans, such as multi-family, commercial business and commercial real estate loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible, with the balance remaining as an impaired loan until either the full principal is received or the loan is charged-off.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are set forth in the following tables (dollars in thousands).

						Three Months Ended		Nine Months Ended
	September 30, 2011					September 30, 2011		September 30, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest	Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized	Investment	Recognized

Residential real estate:
1-4 family	$865	-	865	$865	$4	$867	8	873	23
Commercial :
Commercial business	4,278	95	2,598	2,693	869	1,577	-	1,269	4
Commercial real estate	2,908	59	2,246	2,305	1,424	2,305	-	2,297	2
Multi-family real estate	3,123	452	1,148	1,600	955	1,600	-	1,600	-
Commercial 1-4 family real estate	1,648	-	1,648	1,648	315	1,647	-	1,500	-
Total	$12,822	$606	$8,505	$9,111	$3,567	$7,996	$8	$7,539	$29

	December 31, 2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Residential real estate:
1-4 family	$881	$-	$881	$881	$5	$422
Commercial :
Commercial business	4,225	245	2,593	2,838	1,333	2,376
Commercial real estate	6,540	2,390	1,516	3,906	846	5,321
Multi-family real estate	4,117	1,297	1,126	2,423	430	4,009
Construction	314	-	314	314	130	37
Total	$16,077	$3,932	$6,430	$10,362	$2,744	$12,165

Credit quality indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators. For non-commercial loans, management analyzes primarily historical payment experience, credit documentation and current economic trends. Additionally, for commercial loans, management tracks loans based on risk ratings. These risk ratings were last updated on September 30, 2011.  We use the following definitions for risk ratings:

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents risk rated classified loans by class of commercial loan (dollars in thousands).

	September 30, 2011
	Special Mention	Substandard	Doubtful
Commercial business	$12,349	$9,791	$3,096
Commercial real estate	11,666	13,618	2,001
Multi-family real estate	4,694	-	1,600
Commercial - 1-4 family real estate	277	1,662	-
Construction	3,861	541	-
	$32,847	$25,612	$6,697

	December 31, 2010
	Special Mention	Substandard	Doubtful
Commercial business	$1,435	$7,793	$846
Commercial real estate	2,903	11,477	-
Multi-family real estate	-	2,561	741
Commercial - 1-4 family real estate	285	1,500	-
Construction	1,269	314	-
	$5,892	$23,645	$1,587

Loan modifications.  As of September 30, 2011, the Company had the following restructured loans classified by type of concession made:

Type of concession	# of Loans	Unpaid Principal Balance	Allocated Allowance
		(Dollars in thousands)
Commercial loans - non collateral-dependent
Interest-only for 6 to 12 months	3	$661	$450

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	11	$4,901	$1,495
Term extended and interest rate reduced (reduced to market rate)	4	837	247

Residential 1-4 family loan - non collateral-dependent
Term extended and interest rate reduced to below-market rate	1	$864	$4

At September 30, 2011, there were $1,303,000 of restructured loans classified as nonaccrual loans and nonperforming loans. At December 31, 2010, there were $3,412,000 of restructured loans classified as nonaccrual loans and nonperforming loans.

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

During the periods ended September 30, 2011 and 2010, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

We establish a specific allowance when loans are determined to be impaired, including troubled debt restructurings. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The Company has allocated specific allowance for loan losses of $9,000 and $5,000 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2011 and 2010.

Following is a summary of troubled debt restructurings during the nine months ended September 30, 2011:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Residential real estate:
1-4 family	1	$859	$864
Home equity	-	-	-
Commercial:	-	-	-
Commercial business	1	148	147
Commercial real estate	-	-	-
Multi-family real estate	-	-	-
Commercial - 1-4 family real estate	-	-	-
Construction	-	-	-
Consumer:	-	-	-
Auto - indirect	-	-	-
Auto - direct	-	-	-
Other consumer - secured	-	-	-
Other consumer - unsecured	-	-	-
Total	2	$1,007	$1,011

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had two TDRs totaling $1,011,000 as of September 30, 2011, which were included in impaired loans on accrual status since these loans were performing in accordance with the restructured terms.  One modification involving an extension of the maturity date was for a period of 24 months.

At December 31, 2010, there were two TDRs totaling $2,382,000.  A TDR of $1,501,000 was included in impaired and nonaccrual loans, while the remaining $881,000 TDR was included in impaired loans on accrual status.

There were no troubled debt restructurings that have occurred during the previous twelve months, that subsequently defaulted during the three and nine months ended September 30, 2011.

The terms of certain other loans were modified during the three and nine months ended September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $4.3 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower is now in payment default or any of their debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

In general, a delay in payment is considered to be insignificant if it is less than three months.

Note 7 – Deposits

Deposits are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010

Noninterest-bearing checking	$45,629	$42,468
Interest-bearing checking accounts	60,919	62,757
Savings accounts	104,379	108,335
Money market accounts	164,003	142,450
Time accounts	267,998	321,374
	$642,928	$677,384

Note 8 – Equity Incentive Plan

As authorized by the Beacon Federal Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 153,735 shares of non-incentive stock options to directors, officers and employees on January 27, 2011.  The options have an exercise price of $12.60 per share, vest over a three-year period and expire ten years from the date of the grant.  The Company has estimated the fair value of awards under this option issuance to be $3.72 per award using the Black-Scholes pricing model.  The Company has recorded $140,000 of expense related to this option issuance for the nine months ended September 30, 2011.  Total option expense for the nine months ended September 30, 2011 and 2010 was $381,000 and $197,000, respectively.

Restricted stock award expense for the nine months ended September 30, 2011 and 2010 was $460,000 and $472,000, respectively.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Income Taxes

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

At September 30, 2011, the Company had no unrecognized tax benefits.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas and Tennessee income taxes.  State income tax returns filed for the years ended December 31, 2008 through December 31, 2010 and the U.S. Federal income tax return for the year ended December 31, 2010 remains open to examination by these jurisdictions.

Note 10 – Commitments and Financial Guarantees

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$44,412	$8,452	$12,438	$31,019
Unused lines of credit	$2,415	$52,983	$3,704	$56,828
Range of fixed-rate commitments	3.25%-18.00%	-	3.25%-15.00%	-

The following instruments are considered financial guarantees and are carried at fair value.  The contract amount and fair value of these instruments was as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$3,002	$-	$1,191	$-
Limited recourse obligations related to loans sold	$1,877	$-	$1,664	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an annual agreement that allows selling up to $30 million of residential loans to the FHLB of New York.  Approximately $54.2 million has been sold through September 30, 2011 under the current and previous agreements.  Under the agreements, the Bank has a maximum credit enhancement of $1.9 million at September 30, 2011.   Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 – Fair Value Measurements and Financial Instruments

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

We assume that all auction calls will fail due to the dramatic decline in value of PTPS pools below the par value of PTPS liabilities.

Under the ASC 825-10-25 election, all mortgage loans originated and intended for sale in the secondary market are carried at fair value, utilizing Level 2 inputs as determined based on quotes in the secondary market of outstanding commitments to sell our loans from investors. The fair value election was made to match changes in the value of these loans with the value of the loan commitment derivatives. None of the loans held for sale are in a delinquent status. Fair value gains or losses on loans held for sale are reported on the statement of income in the line “Gain on sale of loans.”

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had outstanding forward sales contracts of $3.8 million in notional value, matched against $3.8 million of interest rate lock commitments at September 30, 2011. The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $129,000 and $38,000, respectively, at September 30, 2011 and were accounted for at fair value as an undesignated derivative with a $33,000 fair value gain on the interest rate lock commitments and a $132,000 gain on the mandatory forward sales contracts recognized in noninterest income for the nine months ended September 30, 2011. The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs. The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they related to these derivative instruments.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$101	$3,002	$-	$3,103
Pooled trust preferred securities	-	-	5,039	5,039
Mortgage-backed securities - Residential	-	50,854	-	50,854
Collateralized mortgage obligations - Private issuer	-	11,506	-	11,506
Collateralized mortgage obligations - Government agency	-	86,692	-	86,692
	$101	$152,054	$5,039	$157,194

Loans held for sale in the secondary market	$-	$1,345	$-	$1,345

Mortgage servicing rights	$-	$862	$-	$862

Loan commitment derivatives	$-	$129	$-	$129

Liabilities

Sales contract derivatives	$-	$38	$-	$38

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $6,000 as of September 30, 2011.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2010, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
Debt securities:
U.S. Treasury and agencies	$100	$7,987	$-	$8,087
Pooled trust preferred securities	-	-	5,446	5,446
Mortgage-backed securities - Residential	-	43,034	-	43,034
Collateralized mortgage obligations - Private issuer	-	14,979	-	14,979
Collateralized mortgage obligations - Government agency	-	90,859	-	90,859
	$100	$156,859	$5,446	$162,405

Loans held for sale in the secondary market	$-	$2,692	$-	$2,692

Mortgage servicing rights	$-	$1,032	$-	$1,032

Liabilities

Sales contract derivatives	$-	$74	$-	$74

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). The changes in fair value of assets measured using Level 3 inputs were as follows (dollars in thousands):

	Three Months Ended September 30,
	2011	2010

Beginning balance	$6,477	$5,778
Capitalized interest	-	20
Principal paydowns	(347)	(227)
Total gains or losses (realized/unrealized)
Included in earnings	(35)	(297)
Included in other comprehensive income	(1,056)	372
Ending balance	$5,039	$5,646

	Nine Months Ended September 30,
	2011	2010

Beginning balance	$5,446	$5,012
Capitalized interest	-	64
Principal paydowns	(848)	(362)
Total gains or losses (realized/unrealized)
Included in earnings	(123)	(531)
Included in other comprehensive income	564	1,463
Ending balance	$5,039	$5,646

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis. Financial assets measured at fair value on a non-recurring basis at September 30, 2011, include impaired loans of $4.9 million, net of allowance for loan losses of $3.6 million, utilizing level 3 inputs. At December 31, 2010 there were impaired loans of $3.7 million, net of allowance for loan losses of $2.7 million, utilizing Level 3 inputs. The impaired loans are collateral dependent.

Assets measured at fair value on a non-recurring basis utilizing Level 3 inputs are summarized below (dollars in thousands):

	September 30,	December 31,
	2011	2010

Impaired loans:
Residential real estate	$861	$876
Commercial business	1,729	1,260
Commercial real estate	822	670
Multi-family real estate	193	696
Commercial 1-4 family real estate	1,333	-
Construction	-	184
Total	$4,938	$3,686

The activity in the allowance for losses on impaired loans during three and nine months ended September 30, 2011 were as follows (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2011

Beginning balance	$3,759	$2,744
Provision for loan losses	1,597	3,047
Loans charged off	(1,789)	(2,224)
Balance at September 30, 2011	$3,567	$3,567

In addition, financial assets measured at fair value on a non-recurring basis included loans held for sale which amounted to $27.8 million at September 30, 2011, utilizing level 3 inputs.  A provision for loan losses of $280,000 was recorded on such loans during the three months ended September 30, 2011.

Nonfinancial Assets Measured at Fair Value on a Non-Recurring Basis.  Nonfinancial assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010 consisted of foreclosed and repossessed assets of $1.3 million and $206,000, respectively, utilizing level 3 inputs.  There were no losses on foreclosed and repossessed assets during the nine months ended September 30, 2011 and 2010.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$46,696	$46,696	$12,439	$12,439
Securities available for sale	157,194	157,194	162,405	162,405
Securities held to maturity	7,604	7,942	10,321	10,543
Loans held for sale in the secondary market	1,345	1,345	2,692	2,692
Loans held for sale	27,802	27,802	-	-
Loans, net	777,663	793,065	792,553	812,908
FHLB stock	9,467	N/A	9,954	N/A
Accrued interest receivable	3,133	3,133	3,528	3,528

Financial liabilities:
Deposits held for sale	83,466	86,805	-	-
Deposits	642,928	640,277	677,384	683,008
Federal Home Loan Bank advances	148,427	157,073	163,427	172,049
Securities sold under agreement to repurchase	70,000	85,381	70,000	77,464
Accrued interest payable	1,431	1,431	1,492	1,492

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

BEACON FEDERAL BANCORP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report, filed as Exhibit 13 to our 2010 Form 10-K, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  The critical accounting policies are the accounting for credit losses, the valuation of securities and the accounting for income taxes.  Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2011.

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

BEACON FEDERAL BANCORP, INC.

Economic Conditions.  The national economy, as well as the local economies within our market areas, continues to be weak.  The economy has been marked by high unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate dropped 10 basis points during the quarter, ending the third quarter at 9.1%.  The unemployment rate in the Company’s primary market area in New York State is slightly below the national average at 8.0% in September 2011 compared to 8.3% in September 2010.  The Federal Open Market Committee has announced that it will keep the federal funds rate between 0.00% and 0.25% through at least the middle of 2013.  The reduced federal funds rate has increased the Company’s net interest margin and net interest income through the second quarter of 2011.  However, price competition for loans and deposits has increased in the third quarter of 2011.

Operating Results.  Net income increased to $1.7 million for the quarter ended September 30, 2011 from $1.2 million for the quarter ended September 30, 2010.  The increase in net income resulted primarily from a lower provision for loan losses and other-than-temporary impairment on investment securities and higher service charge income and other noninterest income, partially offset by higher noninterest expense.

Financial Condition.  Total assets increased by $38.1 million from December 31, 2010 to $1.07 billion at September 30, 2011 as a result of a $34.3 million increase in cash and cash equivalents and an $11.6 million increase in total loans, including loans held for sale, partially offset by a $7.9 million decrease in securities.  Stockholders’ equity increased by $4.0 million, or 3.7%, to $113.7 million at September 30, 2011 from $109.7 million at December 31, 2010.

On August 17, 2011, Beacon Federal  entered into a Purchase and Assumption Agreement (“Agreement”) with MidSouth Bank, N.A., a subsidiary of MidSouth Bancorp, Inc., (“MidSouth”) to sell assets and liabilities of Beacon Federal’s Tyler, Texas branch.  MidSouth will assume approximately $83 million of deposits associated with the branch for a premium of  4% and purchase approximately $28 million of loans, which represents 99% of the principal loan balances and will also assume the related branch.

At September 30, 2011 Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Cash and Cash Equivalents. Cash increased by $34.3 million to $46.7 million at September 30, 2011 from $12.4 million at December 31, 2010 due primarily to new customer deposits. Cash and FHLB advances, to a lesser extent, will be utilized to fund the sale of the Tyler, Texas branch, which is expected to close in the fourth quarter of 2011.

Securities.  Securities available for sale decreased to $157.2 million at September 30, 2011 from $162.4 million at December 31, 2010.  The decrease in securities available for sale reflected proceeds from maturities and calls in excess of purchases.  Securities held to maturity decreased by $2.7 million.  The Company intends to continue purchasing similar AAA-rated investments.

Loans.  Net loans decreased by $14.9 million due to the reclassification of $27.8 million of loans as held for sale to MidSouth, a provision for loan losses of $3.9 million and scheduled principal payments, partially offset by originations of $188.0 million for the first nine months of 2011.

During the nine months ended September 30, 2011 commercial loans increased $21.4 million, while residential real estate loans and consumer loans decreased by $29.5 million and $6.0 million, respectively.

The increase in commercial loans included $71.0 million of originations in 2011, compared to $63.3 million for the first nine months of 2010.  The increase in originations was due in part to the hiring of a new loan officer in our Chelmsford, MA branch.

The decrease in residential loans was due to normal loan amortizations and a decrease in mortgage refinances.  Originations of residential loans amounted to $59.0 million in 2011, compared to $57.7 million for the first nine months of 2010.

BEACON FEDERAL BANCORP, INC.

The decrease in consumer loans was due to loan repayments, net of $58.0 million of originations, compared to $56.6 million for the first nine months of 2010.   The Company continues to see potential for growth of the indirect loan portfolio by actively seeking additional automobile dealer relationships when profitable opportunities are available.

Deposits.  Deposits decreased by $34.5 million due to the reclassification of $83.5 million of deposits as held for sale to MidSouth, partially offset by $49.0 million of new deposits. The Company continues to pursue lower cost non-maturity deposits.  Non-maturity deposits, excluding deposits held for sale, increased by $18.9 million for 2011. This increase reflects the Company’s efforts to continue to decrease the cost of funds by targeting our marketing efforts on attracting new core accounts.

Borrowings.  FHLB advances decreased by $15.0 million, or 9.2%, to $148.4 million at September 30, 2011 from $163.4 million at December 31, 2010.  The Company has access when necessary to alternative sources of financing, including brokered deposits, CDARS and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

Stockholders’ Equity. Stockholders’ equity increased by $4.0 million, or 3.7%, to $113.7 million at September 30, 2011 from $109.7 million at December 31, 2010.  The increase reflected $5.0 million of net income for the nine months ended September 30, 2011, $561,000 of other comprehensive income, $841,000 of amortization of stock related compensation and $689,000 of allocated ESOP shares, partially offset by repurchases of $2.3 million of common stock and cash dividends of $895,000.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Interest Income.  Interest income was $12.7 million in the third quarter of 2011, decreasing by $888,000, or 6.6%, compared with the third quarter of 2010.  The decrease resulted primarily from lower yields and average balances of interest earning assets.

Interest income on loans of $11.0 million for the third quarter decreased $546,000, or 4.7%, from the same period in the prior year.  The average balance on loans decreased to $821.9 million for the quarter ended September 30, 2011 from $832.2 million for the quarter ended September 30, 2010.  The average yield on loans declined 20 basis points to 5.32% for the quarter from 5.52% for the same period in the prior year, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2011 period compared to the 2010 period.

Interest income on securities for the quarter of $1.5 million decreased by $321,000 from the third quarter of 2010, reflecting lower average yields on such securities to 3.48% from 3.89%.  The average balance of securities decreased $14.7 million, or 7.8%, to $173.4 million for the three months ended September 30, 2011 from $188.1 million for the three months ended September 30, 2010.

Interest Expense.  Interest expense decreased 16.6% to $4.7 million for the third quarter of 2011, from $5.6 million for the third quarter of 2010.  The decrease in interest expense resulted primarily from lower average rates on deposits.

Interest expense on deposits decreased by $656,000, or 23.7%, to $2.1 million for the quarter ended September 30, 2011 from $2.8 million for the quarter ended September 30, 2010.  The average rate paid on deposits decreased 40 basis points to 1.27% for the current quarter from 1.67% for the comparable quarter in 2010. The average balance of interest-bearing deposits increased to $662.8 million for the quarter ended September 30, 2011 from $656.9 million for the quarter ended September 30, 2010.

BEACON FEDERAL BANCORP, INC.

Interest expense on time accounts (certificates of deposit, brokered deposits and CDARS) decreased by $693,000, or 32.5%, to $1.4 million for the quarter ended September 30, 2011 from $2.1 million for the quarter ended September 30, 2010, due primarily to a decrease of 48 basis points in average time account rates to 1.85% from 2.33% and a $54.7 million lower average balance of time accounts.

Interest expense on borrowings decreased to $2.6 million for the quarter ended September 30, 2011 from $2.9 million for the quarter ended September 30, 2010, due primarily to a lower average balance as certain FHLB advances matured.  The average balance on borrowings decreased to $235.7 million for the quarter ended September 30, 2011 from $261.7 million for the quarter ended September 30, 2010.

Net Interest Income.  Net interest income increased by $45,000, to $8.0 million for the third quarter of 2011.  The increase in net interest income was due primarily to a higher interest rate spread and overall average net interest-earning asset growth.  Our net interest rate spread increased to 2.80% for the current quarter from 2.74% for the third quarter of 2010 and the net interest margin increased to 3.07% from 3.02%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 35 basis points to 2.08%, while the yield on interest-earning assets declined by 29 basis points to 4.88%.  As high-yielding assets mature, they are being replaced with current market rate assets which are at persistently lower yields leading to pressure on the Company’s net interest margin, which is expected to continue in the near term.  Net interest-earning assets increased to $131.9 million for the quarter ended September 30, 2011 from $122.0 million for the quarter ended September 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.6 million for the quarter ended September 30, 2011 compared to a provision for loan losses of $1.9 million for the quarter ended September 30, 2010.  The provision for loan losses for the third quarter 2011 was lower than the same quarter last year due primarily to a lower level of nonperforming loans at September 30, 2011.  Nonperforming loans decreased to $11.6 million as of September 30, 2011, compared to $15.4 million as of September 30, 2010.  The allowance for loan losses was $15.9 million, or 2.01% of total loans, exclusive of loans held for sale, at September 30, 2011 compared to $15.2 million, or 1.90% of total loans, exclusive of loans held for sale, at December 31, 2010.  The ratio of the allowance for loan losses to nonperforming loans was 136.52% at September 30, 2011, compared with 102.14% at December 31, 2010.

Net loan charge-offs were $2.0 million for the quarter ended September 30, 2011, compared to net charge-offs of $443,000 for the quarter ended September 30, 2010.  This increase is a result of the resolution of several loans previously identified as nonperforming.  Allowance for loan losses were adequate to cover all amounts charged off.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of September 30, 2011.

Noninterest Income.  Noninterest income increased $821,000, or 83.2%, to $1.8 million for the quarter ended September 30, 2011 from $987,000 for the quarter ended September 30, 2010. Noninterest income increased primarily due to a $523,000 decrease in the other-than-temporary credit impairment charges for the quarter, a $244,000 increase in service charges, and a $127,000 increase in other noninterest income, partially offset by an $81,000 decrease in commission and fee income.

Other-than-temporary credit impairment charges for the quarter resulted from four securities, one trust preferred security and three private label collateralized mortgage obligations (“CMOs”).  The extent of impairment recognized was based on the current and projected performance of the issuing banks and their ability to repay their obligation as it relates to the trust preferred security, and the current and projected delinquencies along with reduced credit support in the underlying mortgages for the CMOs.  The other-than-temporary credit impairment for the quarter of $111,000 was less than 1% of the fair value of our securities portfolio at September 30, 2011.

BEACON FEDERAL BANCORP, INC.

The 28.0% increase in service charge income related primarily to an increase in debit card fees.  The Bank is actively promoting debit card usage and core deposits that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.  Our management team is closely monitoring a final rule by the Board of Governors of the Federal Reserve System which in part implements the debit card interchange and processing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  While the permissible cap on interchange fees applies only directly to financial debit card issuers with assets greater than $10 billion in assets, it will remain to be seen what impact the new rule may have on the Bank as the processing networks have acknowledged that over time, market pressures may alter the fees paid to exempt banks.

Noninterest Expense.  Noninterest expense increased by $683,000, or 13.2%, to $5.8 million for the quarter ended September 30, 2011 from $5.2 million for the quarter ended September 30, 2010.  The increase in noninterest expense was due primarily to increases in salaries and benefits, occupancy and equipment and other noninterest expense, partially offset by lower FDIC premium expense.

Salaries and employee benefits increased by $333,000, or 12.6%, to $3.0 million for the quarter ended September 30, 2011 from $2.6 million for the quarter ended September 30, 2010 due to $244,000 in compensation increases (including bonus accruals) and related benefits, and to a lesser extent, $34,000 in additional stock option expense due to two additional grants and $55,000 in additional ESOP expense due to the increase in the Company’s stock price.

Occupancy and equipment increased by $142,000, or 24.2%, to $728,000 for the quarter ended September 30, 2011 as a result of primarily higher real estate taxes associated with the Bank’s home office.

FDIC premium expense decreased by $181,000, or 57.5%, to $134,000 as a result of a decrease in the deposit insurance assessment rate.

Other noninterest expense increased by $355,000, or 32.3%, to $1.4 million due to higher loan collection costs and $176,000 in losses due to decreases in the fair value of mortgage servicing rights.

Income Tax Expense.  The provision for income taxes was $620,000 for the quarter ended September 30, 2011, compared to $662,000 for the quarter ended September 30, 2010.  The decrease was due primarily to a lower effective tax rate, partially offset by a $515,000 increase in pre-tax income.  The effective tax rate for the three months ended September 30, 2011 and 2010 was 26.6% and 36.4%, respectively.  The lower effective tax rate was primarily attributable to a previously unrecognized tax benefit item which was reversed during the quarter ended September 30, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Interest Income.  Interest income was $37.9 million in the nine months ended September 30, 2011, decreasing by $2.9 million, or 7.2%, compared with the nine months ended September 30, 2010.  The decrease resulted primarily from lower yields and average balances of interest earning assets.

Interest income on loans of $32.8 million for the nine months ended September 30, 2011 decreased by $1.8 million, or 5.2%, from the same period in the prior year. The average balance on loans decreased to $818.7 million for the nine months ended September 30, 2011 from $832.6 million for the nine months ended September 30, 2010.  The average yield on loans declined 20 basis points to 5.36% year to date from 5.56% for the same period in the prior year, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio during the 2011 period compared to the 2010 period.

Interest income on securities of $4.7 million year to date decreased by $1.1 million from the same period last year, reflecting lower average yields on such securities to 3.58% from 4.17%.  The average balance of securities decreased $9.9 million, or 5.4%, to $174.2 million for the nine months ended September 30, 2011 from $184.1 million for the nine months ended September 30, 2010.

BEACON FEDERAL BANCORP, INC.

Interest Expense.  Interest expense decreased 19.1% to $14.1 million for the nine months ended September 30, 2011, from $17.4 million for the nine months ended September 30, 2010.  The decrease in interest expense resulted from lower average rates on deposits and lower average balances of deposits and borrowings.

Interest expense on deposits decreased by $2.4 million, or 27.9%, to $6.4 million for the nine months ended September 30, 2011 from $8.8 million for the nine months ended September 30, 2010.  The average rate paid on deposits decreased 49 basis points to 1.31% for the current period from 1.80% for the comparable period in 2010. The average balance of interest-bearing deposits decreased to $647.4 million for the nine months ended September 30, 2011 from $657.2 million for the nine months ended September 30, 2010.

Interest expense on time accounts (certificates of deposit, brokered deposits and CDARS) decreased by $2.2 million, or 32.7%, to $4.6 million for the nine months ended September 30, 2011 from $6.8 million for the nine months ended September 30, 2010, due primarily to a decrease of 53 basis points in average time account rates to 1.95% from 2.48% and a $53.1 million lower average balance of time accounts.

Interest expense on borrowings decreased to $7.7 million for the nine months ended September 30, 2011 from $8.6 million for the nine months ended September 30, 2010, due primarily to a lower average balance as certain FHLB advances matured.  The average balance on borrowings decreased to $238.3 million for the nine months ended September 30, 2011 from $265.6 million for the same period in 2010.

Net Interest Income.  Net interest income increased slightly, by $390,000, to $23.8 million for the nine months ended September 30, 2011.  The increase in net interest income was due to a higher interest rate spread and overall average net interest-earning asset growth.  Our net interest rate spread increased to 2.87% for the nine months ended September 30, 2011 from 2.74% for the nine months ended September 30, 2010 and the net interest margin increased to 3.14% from 3.01%.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 39 basis points to 2.13%, while the yield on interest-earning assets declined by 26 basis points to 5.00%.  As high-yielding assets mature, they are being replaced with current market rate assets which are at persistently lower yields leading to pressure on the Company’s net interest margin, which is expected to continue in the near term.  Net interest-earning assets increased to $127.2 million for the nine months ended September 30, 2011 from $115.3 million for the nine months ended September 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses of $3.9 million for the nine months ended September 30, 2011, compared to a provision for loan losses of $5.2 million for the nine months ended September 30, 2010.  The provision for loan losses for the nine months ended September 30, 2011 was lower than the same period last year due primarily to a lower level of nonperforming loans at September 30, 2011.  Nonperforming loans decreased to $11.6 million as of September 30, 2011, compared to $15.4 million as of September 30, 2010.  The allowance for loan losses was $15.9 million, or 2.01% of total loans at September 30, 2011 compared to $15.2 million, or 1.90% of total loans at December 31, 2010.  The ratio of the allowance for loan losses to nonperforming loans was 136.52% at September 30, 2011, compared with 102.14% at December 31, 2010.

Net loan charge-offs were $3.0 million for the nine months ended September 30, 2011, compared to $1.3 million for the nine months ended September 30, 2010.  This increase is a result of the resolution of several loans previously identified as nonperforming.  Allowance for loan losses were adequate to cover all amounts charged off.

Noninterest Income.  Noninterest income increased $1.4 million, or 42.4%, to $4.8 million for the nine months ended September 30, 2011 from $3.4 million for the nine months ended September 30, 2010. Noninterest income increased primarily due to a $689,000 decrease in the other-than-temporary credit impairment charges, a $613,000 increase in service charges, and a $145,000 increase in other noninterest income.

Other-than-temporary impairment charges for the period resulted from four securities, one trust preferred security and three private label collateralized mortgage obligations (“CMOs”).  The extent of impairment recognized was based on the current and projected performance of the issuing banks and their ability to repay their obligation as it relates to the trust preferred security, and the current and projected delinquencies along with reduced credit support in the underlying mortgages for the CMOs.  The other-than-temporary credit impairment for the period of $327,000 was less than 1% of the fair value of our securities portfolio at September 30, 2011.

BEACON FEDERAL BANCORP, INC.

The 24.8% increase in service charge income related primarily to an increase in debit card fees.  The Bank is actively promoting debit card usage and core deposits that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.

Noninterest Expense.  Noninterest expense increased by $1.9 million, or 12.7%, to $17.2 million for the nine months ended September 30, 2011 from $15.3 million for the nine months ended September 30, 2010.  The increase in noninterest expense was due primarily to increases in salaries and benefits, occupancy and equipment and other noninterest expense, partially offset by lower FDIC premium expense.

Salaries and employee benefits increased by $1.3 million, or 15.6%, to $9.2 million for the nine months ended September 30, 2011 from $7.9 million for the nine months ended September 30, 2010 due to $861,000 in compensation increases (including bonus accruals) and related benefits, and to a lesser extent, $185,000 in additional stock option expense due to two additional grants and $194,000 in additional ESOP expense due to the increase in the Company’s stock price.  During 2011, six employees were added to our lending operations to primarily support additional regulatory requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Occupancy and equipment increased by $338,000, or 19.1%, to $2.1 million for the nine months ended September 30, 2011 as a result of primarily higher real estate taxes associated with the Bank’s home office and equipment maintenance costs and depreciation expenses.

FDIC premium expense decreased by $138,000, or 14.8%, to $794,000 as a result of a decrease in the deposit insurance assessment rate.

Other noninterest expense increased by $465,000, or 15.3%, to $3.5 million due primarily to higher loan collection costs and loan servicing expenses.

Income Tax Expense.  The provision for income taxes was $2.5 million for the nine months ended September 30, 2011, compared to $2.3 million for the nine months ended September 30, 2010.  The increase was primarily due to an additional $1.2 million increase in pre-tax income, partially offset by a lower effective tax rate.  The effective tax rate for the nine months ended September 30, 2011 and 2010 was 33.6% and 37.2%, respectively.  The lower effective tax rate was primarily attributable to a previously unrecognized tax benefit item which was reversed during the third quarter of 2011.

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

	For the Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans(2)	$821,911	$11,031	5.32%	$832,205	$11,577	5.52%
Securities	173,394	1,521	3.48	188,094	1,842	3.89
FHLB stock	10,074	111	4.37	11,106	130	4.64
Interest-earning deposits	24,923	3	0.05	9,220	5	0.22
Total interest-earning assets	1,030,302	12,666	4.88	1,040,625	13,554	5.17
Noninterest-earning assets	32,946			30,640
Total assets	$1,063,248			$1,071,265

Interest-bearing liabilities:
Savings	$117,425	$137	0.46	$92,639	$165	0.71
Money market accounts	169,335	362	0.85	153,584	409	1.06
Checking accounts	68,274	178	1.03	48,256	66	0.54
Time accounts	307,752	1,438	1.85	362,466	2,131	2.33
Total deposits	662,786	2,115	1.27	656,945	2,771	1.67
FHLB advances	157,914	1,709	4.29	183,938	1,986	4.28
Reverse repurchase agreements	70,000	683	3.87	70,000	683	3.87
Lease obligation	7,741	196	10.05	7,738	196	10.05
Total interest-bearing liabilities	898,441	4,703	2.08	918,621	5,636	2.43

Noninterest-bearing deposits	44,272			41,306
Other noninterest-bearing liabilities	6,567			4,175
Total liabilities	949,280			964,102
Stockholders’ equity	113,968			107,163
Total liabilities and equity	$1,063,248			$1,071,265

Net interest income		$7,963			$7,918

Net interest rate spread (3)			2.80%			2.74%

Net interest-earning assets (4)	$131,861			$122,004

Net interest margin (5)			3.07%			3.02%

Average of interest-earning assets to
interest-bearing liabilities			114.68%			113.28%

(1)	Yields and rates for the three months ended September 30, 2011 and 2010 are annualized.
(2)	Includes loans held for sale and nonaccrual loans.
(3)
Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended September 30, 2011 and 2010.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

BEACON FEDERAL BANCORP, INC.
	For the Nine Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$818,727	$32,830	5.36%	$832,614	$34,640	5.56%
Securities	174,220	4,663	3.58	184,113	5,737	4.17
FHLB stock	10,104	372	4.92	11,342	417	4.92
Interest-earning deposits	9,814	9	0.12	9,939	15	0.20
Total interest-earning assets	1,012,865	37,874	5.00	1,038,008	40,809	5.26
Noninterest-earning assets	32,643			30,648
Total assets	$1,045,508			$1,068,656

Interest-bearing liabilities:
Savings	$114,738	$422	0.49	$74,621	$285	0.51
Money market accounts	154,289	912	0.79	166,547	1,514	1.22
Checking accounts	63,640	447	0.94	48,214	216	0.60
Time accounts	314,704	4,583	1.95	367,792	6,811	2.48
Total deposits	647,371	6,364	1.31	657,174	8,826	1.80
FHLB advances	160,602	5,122	4.26	187,826	5,985	4.26
Reverse repurchase agreements	70,000	2,026	3.87	70,001	2,026	3.87
Lease obligation	7,740	588	10.16	7,737	588	10.16
Total interest-bearing liabilities	885,713	14,100	2.13	922,738	17,425	2.52

Noninterest-bearing deposits	42,640			37,695
Other noninterest-bearing liabilities	4,808			2,711
Total liabilities	933,161			963,144
Stockholders’ equity	112,347			105,512
Total liabilities and equity	$1,045,508			$1,068,656

Net interest income		$23,774			$23,384

Net interest rate spread (3)			2.87%			2.74%

Net interest-earning assets (4)	$127,152			$115,270

Net interest margin (5)			3.14%			3.01%

Average of interest-earning assets to
interest-bearing liabilities			114.36%			112.49%

(1)	Yields and rates for the nine months ended September 30, 2011 and 2010 are annualized.
(2)	Includes loans held for sale and nonaccrual loans.
(3)
Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the nine months ended September 30, 2011 and 2010.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the quarter ended September 30, 2011, our liquidity ratio averaged 10.8%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $46.7 million.  Cash and FHLB advances, to a lesser extent, will be utilized to fund the sale of the Tyler, Texas branch, which is expected to close in the fourth quarter of 2011.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $157.2 million at September 30, 2011.  On that date, we had $148.4 million of Federal Home Loan Bank advances outstanding and $1.9 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $54.6 million.

At September 30, 2011, we had $52.9 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $55.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totaled $188.2 million, or 25.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, Borrower-In-Custody program and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the nine months ended September 30, 2011, we originated $188.0 million of loans, and during the nine months ended September 30, 2010, we originated $177.5 million of loans.

We purchased $33.2 million of securities during the nine months ended September 30, 2011, compared to $60.3 million during the nine months ended September 30, 2010.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $49.0 million for the nine months ended September 30, 2011, compared to a net increase of $3.8 million for the nine months ended September 30, 2010.  Deposit flows are affected by the interest rates and products offered by us and our local competitors, and by other factors.

Federal Home Loan Bank advances decreased on a net basis by $15.0 million for the nine months ended September 30, 2011, compared to a decrease of $19.5 million for the nine months ended September 30, 2010.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At September 30, 2011, we had the ability to borrow up to $203.0 million ($54.6 million available) from the Federal Home Loan Bank of New York.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At September 30, 2011 the Bank met all capital adequacy requirements.

BEACON FEDERAL BANCORP, INC.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At September 30, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$104,415
Disallowed deferred tax assets	(673)
Unrealized loss on AFS securities	1,305
Tier 1 (Core) Capital	105,047	9.80%	$16,079	1.50%
General valuation allowance (1)	10,165
Deduction for low-level recourse	(1,877)
Total Capital to risk-weighted assets	$113,335	13.94%	$65,053	8.00%	$81,316	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$103,170	12.69%	$32,526	4.00%	$48,790	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$105,047	9.80%	$42,877	4.00%	$53,596	5.00%
(1) Limited to 1.25% of risk-weighted assets.
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$97,165
Disallowed deferred tax assets	(192)
Unrealized loss on AFS securities	1,866
Tier 1 (Core) Capital	98,839	9.55%	$15,531	1.50%
General valuation allowance (1)	9,981
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$107,155	13.42%	$63,877	8.00%	$79,847	10.00%
Tier 1 (Core) Capital to risk-
weighted assets	$97,174	12.17%	$31,939	4.00%	$47,908	6.00%
Tier 1 (Core) Capital to adjusted
total assets	$98,839	9.55%	$41,415	4.00%	$51,768	5.00%
(1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

Asset Quality

Classification of Assets.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at September 30, 2011, classified assets included substandard loans of $28.0 million and doubtful loans of $6.7 million.   Substandard loans and doubtful loans were $26.1 million and $1.6 million, respectively, at December 31, 2010.  The Company allocated $7.5 million and $6.2 million of loan loss allowances to these classified assets at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, we had $32.8 million of loans designated as special mention, compared to $5.9 million at December 31, 2010.  The increase is primarily related to certain loans being downgraded to special mention as a result of a review which indicated certain loan document deficiencies.  We expect that these deficiencies will be substantially resolved by December 31, 2011.  All of the loans classified as special mention are performing as agreed.  The Company allocated $760,000 and $863,000 of general loan loss allowance to these special mention assets at September 30, 2011 and December 31, 2010, respectively.

While we have used the same methodology in assessing the classification of loans for all periods presented, during 2011, we changed our third-party loan review to a company staffed with, among others, former OCC regulators who are experienced in the regulatory environment the Company is operating under.  This review has prompted the Company to enhance its loan rating process and reflect several recommended classification downgrades and upgrades.  The increase in criticized and classified loans for the first nine months of 2011 did not significantly influence the Company’s allowance for loan loss as of September 30, 2011 since there was determined to be no changes in performance of the underlying loans that are newly classified and criticized requiring any significant specific loan loss provisions.

As of September 30, 2011, our largest borrower under the substandard asset category had loans secured by commercial and residential real estate in Massachusetts and New Hampshire, with a principal balance of $6.8 million.  As of September 30, 2011, our largest doubtful loan was secured by numerous properties and equipment located in Central New York, with a principal balance of $2.5 million.  As of September 30, 2011, our largest loan designated as special mention was secured by a commercial real estate complex located in Tennessee, with a principal balance of $6.2 million.

Off-Balance Sheet Arrangements

In our 2010 Annual Report, included as Exhibit 13 in our 2010 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At September 30, 2011, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business except as disclosed above.

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

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.   On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank.  These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors  in the Company’s 2010 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)	(b)	Shares (or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs)

July 1, 2011 through July 31, 2011	-	$-	-	170,512
August 1, 2011 through August 31, 2011	69,597	$13.55	69,597	100,915
September 1, 2011 through September 30, 2011	19,113	$13.56	19,113	81,802
Total	88,710	$13.55	88,710

On April 29, 2010, the Board of Directors authorized the Company’s fourth stock repurchase program of 326,669 shares.

BEACON FEDERAL BANCORP, INC.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 19 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: November 10, 2011	BY:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	Lisa M. Jones
Lisa M. Jones, Senior Vice President and Chief Financial Officer