Form 10-K
period 2011-12-31
Beacon Federal Bancorp, Inc.
filed 2012-03-30
CIK 1401573

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 9, 2012, 6,195,330 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price as reported on the Nasdaq Global Market on June 30, 2011, was $75.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders of the Registrant, which is intended to be filed within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III.

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

In July 1999, we converted our credit union charter to a federal mutual savings association charter and changed our name to Beacon Federal. The purpose of our charter conversion was to facilitate our ability to grow by removing the field-of-membership constraints associated with the credit union charter and to allow us to diversify our loan portfolio to include more commercial loans and mortgage loans. As a federal savings association, we have continued to grow, merging with two credit unions in McMinnville, Tennessee in 2000 and 2001, one credit union in Syracuse, New York in 2003, and one credit union in Marcy, New York in 2006.  In 2011, we made the strategic decision to sell our one Texas branch in Tyler to MidSouth Bank, NA., a subsidiary of MidSouth Bancorp, Inc., (“MidSouth”) to better focus our resources within our geographic markets of New York, Massachusetts and Tennessee.

MidSouth assumed $79.4 million of deposits associated with the branch for a premium of 4%, based upon deposits of $73.9 million as of July 31, 2011 and purchased $23.8 million of loans, or 99% of the principal loan balances, as well as premises and equipment and accrued interest.

As a result of our acquisitions, we now serve a variety of market areas in economically diverse parts of the country. Moreover, since the completion of our acquisitions, we have expanded our lending and deposit-generating operations in these market areas. The following table shows the loan (excluding allowance for loan losses) and deposit balances associated with each of our branch offices at December 31, 2011.

Branch	Total Loans	Total Deposits
	(In thousands)

Syracuse, NY*(1)	$616,618	$480,698
Smartt, TN	25,053	31,646
Chelmsford, MA	52,736	79,961
Smyrna, TN	74,888	25,529
Marcy, NY	12,672	43,372
Rome, NY	7,631	19,650
Total	$789,598	$680,856

(1)	This includes corporate office, Manlius Center Road and Court Street Road.

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

Our principal business consists of originating one-to four-family residential mortgage loans, consumer loans, home equity loans, commercial real estate loans, multi-family mortgage loans and commercial business loans. These loans are originated from our corporate office in East Syracuse, New York, and from our six full-service branch offices located in East Syracuse, Marcy and Rome, New York; Smartt and Smyrna, Tennessee; and Chelmsford, Massachusetts. All loans originated in our branch offices are centrally underwritten in our corporate office.

We attract retail deposits from the general public in the areas surrounding our main office and our branch offices. We also utilize our internet website to generate loan applications and to attract retail deposits. We retain in our portfolio all adjustable-rate loans that we originate as well as some fixed-rate one- to four-family residential mortgage loans. While we also retain in our portfolio a portion of the long-term, fixed-rate one- to four-family residential mortgage loans that we originate, we also sell a portion of such loans into the secondary mortgage market for interest rate risk management purposes. We currently retain the servicing rights on all loans that we sell.

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

Market Area

We conduct operations from our corporate headquarters and six retail branch offices located in New York, Massachusetts and Tennessee. Our original office facility was located in East Syracuse, New York, which was formerly home to the headquarters of Carrier Corporation, a large industrial company specializing in heating and air conditioning equipment, which was our original sponsor company while operating as a credit union. Two of the Tennessee branches are located in central Tennessee, one in Smyrna, a suburb of Nashville, and one in Smartt, a small town outside of McMinnville, Tennessee. Two of our offices are the former offices of the Marcy Federal Credit Union, which was acquired in late 2006 and which is located in the Rome, New York area. We operate a network of 10 free-standing ATMs in Onondaga and contiguous counties in New York and one ATM in Tennessee. We are also a member of the Allpoint network, which provides our customers surcharge-free access to over 43,000 ATMs worldwide and we currently have an agreement with a Central New York convenient store, providing members access to several surcharge-free ATMs.   Our branch offices serve diverse market areas with different employment and economic characteristics. Altogether, our office network provides us access to a relatively large population base for our products and services.

Our primary market area consists of the five counties in which we have our offices — Onondaga and Oneida Counties, New York, Middlesex County, Massachusetts, Rutherford and Warren Counties, Tennessee, and to a lesser extent contiguous counties. The five counties had a total population of approximately 2.7 million in 2010. Our corporate and branch offices in Onondaga County, New York are located in the Syracuse metropolitan area. Onondaga County had a 2010 population of approximately 456,000, a median household income in 2010 of approximately $53,000, and a December 2011 unemployment rate of 7.3%. Our Rome, New York offices are located in Oneida County, directly east of Onondaga County. Oneida County had a 2010 population of approximately 232,000, a median household income in 2010 of approximately $47,000 and a December 2011 unemployment rate of 7.9%. Onondaga County and Oneida County are both older, slow growth counties with urban populations in the larger cities (Syracuse, Rome and Utica, New York), and extensive rural areas. Population growth in Onondaga and Oneida Counties was (0.47)% and (1.34)%, respectively, during the 2000 to 2010 period. While traditionally manufacturing based, these two counties have experienced manufacturing job losses and a slow diversification of their economies over the past several decades. The largest employers in Onondaga County include Upstate University Health System, Syracuse University, Wegmans Food Markets, Inc. and St. Joseph’s Hospital Health Center. Currently, the largest private employer in Oneida County is the Turning Stone Casino Resort, which is a gambling enterprise of the Oneida Indian Nation of New York.

Our Chelmsford, Massachusetts office is located in Middlesex County, Massachusetts, which is near Boston. Middlesex County had a 2010 population of approximately 1,502,000, a median household income in 2010 of approximately $84,000, and a December 2011 unemployment rate of 5.1%. Population growth in Middlesex County was 2.5% from 2000 to 2010. Middlesex County contains a relatively large, diversified economy, with higher incomes and educational characteristics typical of the Boston metropolitan area.

Our Smyrna, Tennessee office is located within the Nashville metropolitan area in Rutherford County. Rutherford County had a 2010 population of approximately 266,000, a median household income in 2010 of approximately $63,000, and a December 2011 unemployment rate of 6.7%. Rutherford County had population growth of 46.4% from 2000 to 2010. The largest employers in Rutherford County include Nissan North American, Inc., Rutherford County Government, Middle Tennessee State University, Bridgestone/Firestone Inc., Ingram Book Company and the State Farm Insurance Company.

Our office in Smartt, Tennessee, is located in Warren County, which is approximately 50 miles southeast of Smyrna. Warren County had a 2010 population of approximately 40,000, a median household income in 2010 of approximately $38,000, and a December 2011 unemployment rate of 9.6%. Population growth in Warren County was 4.8% from 2000 to 2010. Warren County is a rural market area with a single population center of McMinnville. This market area has a small overall population base, and a large manufacturing component. The largest employer in Warren County is Bridgestone, a tire manufacturer in the central Tennessee region. Warren County also has a large employment base in the nursery and related industries.

Competition

We face strong competition from other savings institutions, commercial banks, credit unions and finance companies in originating real estate and consumer loans and in attracting deposits.

We attract deposits through our branch office system. Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in our market areas, as well as mutual funds, internet banking and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on branch deposit data provided by the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2011, our share of deposits was 4.16% in Warren County, Tennessee and 5.38% in Onondaga County, New York. Our market share was less than 3.0% in all other counties in our market areas.

Lending Activities

Our principal lending activity is the origination of real estate mortgage loans to purchase or refinance one- to four-family residential real estate. We also originate a significant number of indirect automobile loans and other consumer loans, along with commercial business loans, commercial real estate loans, multi-family real estate mortgage loans and home equity loans. At December 31, 2011, one- to four-family residential mortgage loans totaled $185.5 million, or 23.5% of our loan portfolio, consumer loans totaled $160.2 million, or 20.3% of our loan portfolio, home equity loans totaled $128.4 million, or 16.3% of our loan portfolio, commercial business loans totaled $82.4 million, or 10.5% of our loan portfolio, commercial real estate loans totaled $182.9 million, or 23.2% of our loan portfolio, construction loans totaled $13.0 million, or 1.7% of our loan portfolio, and multi-family real estate mortgage loans totaled $35.8 million, or 4.5% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$185,509	23.5%	$182,832	22.8%	$208,877	25.3%
Multi-family	35,854	4.5	26,944	3.4	23,862	2.9
Commercial	182,934	23.2	156,457	19.5	128,485	15.5
Construction	13,034	1.7	22,030	2.7	19,392	2.3
Commercial business loans	82,383	10.5	85,960	10.7	101,022	12.2
Home equity	128,370	16.3	157,629	19.6	176,988	21.4
Consumer loans	160,169	20.3	171,346	21.3	168,189	20.4
Total loans	$788,253	100%	$803,198	100%	$826,815	100%

Other items:
Net deferred loan costs	4,238		4,595		4,877
Allowance for loan losses	(19,150)		(15,240)		(15,631)
Total loans, net	$773,341		$792,553		$816,061

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$208,608	26.8%	$206,192	29.0%
Multi-family	20,960	2.7	19,442	2.7
Commercial	108,514	14.0	83,317	11.7
Construction	19,068	2.5	8,690	1.2
Commercial business loans	86,165	11.1	70,181	9.9
Home equity	193,498	24.9	203,576	28.6
Consumer loans	139,696	18.0	119,992	16.9
Total loans	$776,509	100.0%	$711,390	100.0%

Other items:
Net deferred loan costs	4,732		4,430
Allowance for loan losses	(10,546)		(6,827)
Total loans, net	$770,695		$708,993

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial Mortgage Loans		One- to Four-Family Residential Mortgage Loans		Construction Loans		Multi-family Loans
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending December 31,
2012	$13,306	5.41%	$0	0%	$13,034	4.36%	$453	5.25%
2013	2,574	5.62	15	5.50	0	0	0	0
2014	2,707	5.42	86	5.63	0	0	4,302	6.50
2015 to 2016	15,656	6.12	1,065	5.33	0	0	2,279	6.11
2017 to 2021	63,391	5.40	12,839	4.76	0	0	13,235	4.95
2022 to 2026	15,443	5.51	66,687	4.35	0	0	8,424	5.26
2027 and beyond	69,857	5.06	104,817	5.09	0	0	7,161	5.17
Total	$182,934	5.34%	$185,509	4.80%	$13,034	4.36%	$35,854	5.33%

	Commercial Business Loans		Consumer		Home Equity		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending December 31,
2012	$37,935	4.08%	$3,749	8.95%	$653	4.15%	$69,130	4.66%
2013	3,084	6.36	12,298	6.75	2,684	4.91	20,655	6.31
2014	3,483	5.35	25,032	6.47	6,558	4.03	42,168	5.93
2015 to 2016	19,603	5.71	72,778	5.88	15,027	4.32	126,408	5.70
2017 to 2021	13,059	5.13	39,523	5.48	54,447	5.17	196,494	5.26
2022 to 2026	4,398	6.82	4,993	7.81	30,232	5.89	130,177	5.12
2027 and beyond	821	5.86	1,796	6.62	18,769	6.77	203,221	5.25
Total	$82,383	4.93%	$160,169	6.08%	$128,370	5.41%	$788,253	5.32%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Commercial	$61,068	$108,560	$169,628
One- to four-family residential	155,529	29,980	185,509
Multi-family	9,549	25,852	35,401
Commercial business loans	36,493	7,955	44,448
Consumer	156,044	376	156,420
Home equity	91,716	36,001	127,717
Total loans	$510,399	$208,724	$719,123

One- to Four-Family Residential Mortgage Loans. A substantial part of our lending is the origination of one- to four-family residential mortgage loans. At December 31, 2011, $185.5 million, or 23.5% of our total loan portfolio, consisted of these loans. We offer residential mortgage loans that conform to Freddie Mac underwriting standards (conforming loans) and non-conforming loans. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years, and maximum loan amounts generally of up to $1.0 million.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly or bi-weekly (for 15-year mortgages) loan payments, and adjustable-rate mortgage loans that provide an initial fixed interest rate for one, three or five years and that amortize over a period up to 30 years.

Our one-to four-family residential mortgage loans are generally conforming loans, underwritten according to Freddie Mac guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We only originate fixed-rate jumbo loans with terms of 15 years or greater, and adjustable-rate jumbo loans with an initial fixed-rate period of one, three or five years.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for all loans with loan-to-value ratios in excess of 80%, except we will waive private mortgage insurance on loans with a loan-to-value ratio up to 90% for borrowers who agree to an extra 25 basis points on their loan rate. In addition, we will originate loans with a combined loan-to-value ratio of 95%, based on an 80% loan-to-value first lien and a 15% loan-to-value home equity loan. As of December 31, 2011, $27.5 million, or 14.8%, of our residential loan portfolio had loan-to-value ratios in excess of 80%.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer-term fixed-rate residential mortgage loans or we may sell all or a portion of such loans in the secondary mortgage market to government sponsored entities, including Federal Home Loan Bank of New York and Freddie Mac, or other purchasers. We currently retain the servicing rights on all loans sold in order to generate fee income and reinforce our commitment to customer service. For the year ended December 31, 2011, we received servicing fees of $389,000. As of December 31, 2011, the principal balance of loans serviced for others totaled $138.0 million.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to five years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our adjustable-rate mortgage loans with initial fixed-rate periods of one, three and five years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. We offer fully amortizing convertible adjustable-rate mortgage loans with principal and interest payments due on the note’s first payment date. The convertible adjustable-rate mortgage loans have an option for the borrower to convert the variable interest rate to a fixed interest rate on specified rate change dates, for a conversion fee.

Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We underwrite convertible adjustable-rate mortgage loan applications on the basis of the applicant’s qualifications assuming a two-percentage point increase to the initial note rate on loans fixed for an initial period of one year, and at the initial note rate for loans fixed for an initial period of three or five years.

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

Multi-Family Mortgage Loans. Loans secured by multi-family real estate totaled $35.8 million, or 4.5% of our total loan portfolio, at December 31, 2011. Multi-family real estate mortgage loans generally are secured by multi-family rental properties, such as apartment buildings. At December 31, 2011, we had 43 multi-family mortgage loans with an average loan balance during 2011 of approximately $834,000. The majority of these loans have adjustable interest rates.

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

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. At December 31, 2011, our largest multi-family residential mortgage loan had an outstanding balance of $5.6 million and was secured by an apartment complex in Dewit, New York. At December 31, 2011 the loan was performing in accordance with its terms.

Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings. As of December 31, 2011, we had two commercial real estate loan participations. Loans secured by commercial real estate totaled $182.9 million, or 23.2% of our total loan portfolio, at December 31, 2011, and consisted of 241 loans outstanding with an average loan balance during 2011 of approximately $759,000, although there are a large number of loans with balances substantially greater than this average. A majority of our commercial real estate loans are secured by properties located in upstate New York and in the Nashville, Tennessee area.

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

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2011, our largest commercial real estate loan had an outstanding balance of $7.8 million, was secured by a property located in East Syracuse, NY, and was performing in accordance with its terms.

Construction Loans. We originate a limited number of construction loans primarily for the purchase of developed lots and raw land. At December 31, 2011, construction loans totaled $13.0 million, or 1.7% of total loans. At December 31, 2011, the commitment to advance additional portions of these construction loans totaled $2.4 million. At December 31, 2011, our largest construction loan had an outstanding balance of $3.5 million, was secured by real estate in Dewitt, NY, and was performing in accordance with its terms.

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

Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index such as the prime rate or 90-day LIBOR rate. At December 31, 2011, we had 360 commercial loans outstanding with an aggregate balance of $82.4 million, or 10.5% of our total loans. For the year ended December 31, 2011, the average commercial business loan balance was approximately $229,000, although there are a large number of loans with balances substantially greater than this average. At December 31, 2011, we had $19.7 million in unsecured commercial business loans. Substantially all of our commercial business loans are made to borrowers located in upstate New York and the Nashville, Tennessee area.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. An evaluation is made of the applicant to determine character and capacity to manage. Personal guarantees of the principals are obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s credit history supplement our analysis of the applicant’s creditworthiness. We may also check with other banks and conduct trade investigations. Collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships. At December 31, 2011, our largest commercial business loan was made to a borrower located in Syracuse, NY. This loan had an outstanding balance of $5.0 million and was performing in accordance with its terms at December 31, 2011.

Home Equity Loans. We offer home equity loans, which are primarily secured by first or second mortgages on one- to four-family residences. At December 31, 2011, home equity loans totaled $128.4 million, or 16.3% of total loans. Additionally, at December 31, 2011, our home equity lines of credit committed to be advanced totaled $39.7 million. We offer home equity loan products, including both installment loans and revolving credit loans.

The underwriting standards for home equity loans include a title review, a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan. The combined loan-to-value ratio (first and second mortgage liens) for home equity loans can be as high as 95%. A home equity loan originated along with a home purchase loan requires the borrower to pay closing costs. Home equity loans are offered with both fixed and variable interest rates, and installment fixed home equity loans have repayment terms of up to 20 years. At December 31, 2011, our largest home equity loan had an outstanding balance of $1.0 million, and was performing in accordance with its terms.

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

Consumer Loans. As a former credit union, we have traditionally originated a large volume of consumer loans, primarily direct automobile loans. In March 2006, we began to originate indirect automobile loans and we have established relationships with a number of automobile dealers in Central New York. While direct automobile loans as a percentage of our total loans have decreased in recent years and are expected to continue to decrease, indirect automobile loans are expected to increase as a percentage of our total loans. For new automobiles, our lending policy provides that the amount financed can be up to 100% of the value of the vehicle, plus applicable taxes and dealer charges (i.e., warranty and insurance charges). For used automobiles, our lending policy provides that the amount of the loan should not exceed the “loan value” of the vehicle, as established by industry guides. The interest rates offered on automobile loans are generally the same for new and late-model used automobiles. Full insurance coverage must be maintained on the financed vehicle, and Beacon Federal must be named loss payee on the policy. At December 31, 2011, we had $134.5 million of automobile loans, which amounted to 17.1% of our total loans, including indirect automobile loans of $115.7 million.

We offer a variety of other consumer loans, principally to customers with acceptable credit ratings residing in our primary market area. Our other consumer loans generally consist of secured and unsecured personal loans, motorcycle and motor home loans and boat loans. Other consumer loans totaled $25.7 million, or 3.3% of our total loans at December 31, 2011. Unsecured personal loans totaled $6.8 million at December 31, 2011.

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

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel operating at our corporate and branch office locations. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate, multi-family real estate and commercial business loans are generated by referrals from accountants and other professional contacts. Most of our one- to four-family residential mortgage loan, consumer loan and home equity loan originations are generated by mortgage brokers, mortgage banker correspondents, retail loan originators, walk-in business, our internet website, and from automobile dealers participating in our indirect auto loan program. We also advertise extensively throughout our market areas.

We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $22.9 million of residential mortgage loans (all fixed-rate loans, with terms of 20 years or longer) during the year ended December 31, 2011. We had $1.3 million in loans held for sale in the secondary market at December 31, 2011.

At December 31, 2011, we were servicing loans owned by others with a principal balance of $138.0 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

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

Effective December 31, 2011, loans are automatically placed on nonaccrual status when payment of principal or interest is more than 90 days delinquent. Prior to December 31, 2011, loans were placed on non-accrual status when payment of principal or interest was more than 120 days delinquent.   Loans, including restructured loans, are also placed on nonaccrual status if collection of principal or interest in full is in doubt. Collateral-dependent loans can be placed on nonaccrual status if the estimated proceeds, less costs to sell, of the collateral is less than the carrying value of the loan.  When loans are placed on nonaccrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

The Bank does not generally offer modification programs for collateral-dependent loans.  Only in a situation where the collateral was not expected to be sufficient to recover the Bank’s investment in the loan would a modification be considered for a collateral-dependent loan, and in those cases the loan would be subject to the Bank’s modification programs.  A loan may be modified when the Bank determines that a borrower’s financial condition has deteriorated to an extent that the borrower’s ability to meet the original repayment terms are in question and where the Bank believes the borrower will eventually overcome those circumstances and repay the loan in full. When deemed appropriate, short-term payment plans have been developed that enable borrowers to bring their loans current, generally within six to twelve months. The most prevalent modification the Bank has offered is on commercial real estate and commercial business loans.  The Bank offers to place these loans on interest only payments at a market interest rate for a short period of time, generally six to twelve months, effectively extending the term of the original loan.

The Bank monitors the modified loans reviewing for delinquencies under the modified terms.  If a payment is missed under the modified terms, the Bank will contact the customer to inquire as to the reason for delay.  If the customer is experiencing further financial difficulties the Bank will reassess whether the customer can perform under the modified terms.

At the conclusion of the interest only period, a review of the debtors’ financial statements is completed to determine the viability of returning the loans to scheduled principal and interest payments according to the original terms.

For loans that accrue interest at the time the loan is modified, we do not generally charge-off a portion of the loan.  Factors we consider in concluding that the repayment of interest and principal contractually due on the entire debt is reasonably assured include modifying at an interest rate we anticipate payments can be made and offering interest-only periods of a duration that will allow debtors to improve their financial condition.  Additionally, we review the collateral position and any guarantees associated with the loan to determine the likelihood of collecting the contractually due interest and principal.

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

At December 31, 2011, the Bank had the following modified loans (including TDRs) by type of concession made:

	# of Loans	Unpaid principal balance	Allocated allowance
	(Dollars in thousands)
Commercial loans – collateral-dependent
Interest-only for 6 to 12 months	10	4,095	826
Term extended and interest rate reduced (reduced to market rate)	13	10,454	1,837

Residential 1-4 family loan – non collateral-dependent Term extended and interest rate reduced to below –market rate	2	3,232	95

The Bank has been offering commercial loan products since 1999.  However, the majority of the Bank’s commercial portfolio is less than six years old and many of the restructured loans surfaced in the past three years.  Due to the Bank’s short history of modified loans we do not have complete information regarding the success or re-default rates for commercial modified loans through disposition.  None of the Bank’s 10 loans that were placed on interest only payments as of December 31, 2011 have performed under their modified terms.  All commercial loans that had their terms extended and interest rates reduced (reduced to a market rate for performing loans) were performing under their modified terms at December 31, 2011.

The residential one- to four-family loans that had their terms extended and interest rates reduced to below market rates are being accounted for as troubled debt restructurings and have been performing under their modified terms.  The Bank does not have any second/junior liens held where the first loan has been modified.

The Bank had 16 TDRs totaling $15.9 million as of December 31, 2011.  TDRs of $3.7 million were included in impaired and nonaccrual loans, while the remaining $12.2 million in TDRs were included in impaired loans on accrual status.  There are no commitments to lend additional funds to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2011.  As of December 31, 2010, there were two TDRs totaling $2.4 million.  A TDR of $1.5 million was included in impaired and nonaccrual loans, while the remaining $900,000 TDR was included in impaired loans on accrual status.

Restructured loans that are considered impaired are measured based on the present value of expected future cash flows with the difference between the present value of future cash flows and carrying amount recorded through the provision for loan losses.  There was allocated $2.0 million and $5,000 of specific allowance to TDRs as of December 31, 2011 and 2010, respectively.

We believe the allowance related to modified loans that were not considered TDRs would not have been materially different if calculated pursuant to paragraph 22 of ASC 310-10-35, primarily due to the modifications being relatively short interest-only periods not having a significant impact on expected cash flows.

The terms of certain other loans were modified during the year ended December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $1.8 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.   All TDRs are included in total nonperforming loans.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Construction	$267	$314	$510	$—	$—
Multi-family	755	3,200	3,753	607	—
Commercial	11,412	4,633	5,763	2,439	—
One- to four-family residential	250	1,059	1,151	179	84
Commercial business loans	18,128	984	710	486	—
Consumer loans	—	—	2	—	—
Home equity	632	158	172	—	52
Total nonaccrual loans	31,444	10,348	12,061	3,711	136

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
Commercial	—	1,500	53	788	—
Multifamily	—	—	—	—	619
One- to four-family residential	—	345	48	—	96
Commercial business loans	—	543	669	177	—
Consumer loans	—	2	—	10	20
Home equity	—	185	57	—	—

Total loans greater than 90 days delinquent and still accruing	—	2,575	827	975	735

Impaired loans on accrual	12,195	1,151	—	—	222
Total nonperforming loans	43,639	14,074	12,888	4,686	1,093

Foreclosed and repossessed assets:
Real estate:
Home Equity	146	—	37	61	87
Multi-family	—	102	—	—	—
Commercial	959	—	710	—	108
One- to four-family residential	770	53	—	—	—
Repossessed assets	71	51	50	88	124
Total foreclosed and repossessed assets	1,946	206	797	149	319

Total nonperforming assets	$45,585	$14,280	$13,685	$4,835	$1,412

Ratios:
Nonperforming loans to total loans	5.54%	1.75%	1.56%	0.60%	0.15%
Nonperforming assets to total assets	4.44%	1.38%	1.28%	0.47%	0.16%

At December 31, 2011, Beacon Federal had no loans that were not classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure as nonaccrual, 90 days past due or impaired.

Total nonperforming assets were $45.6 million, or 4.44% of total assets at December 31, 2011, compared to $14.3 million or 1.38% of total assets at December 31, 2010.  During the fourth quarter of 2011, the Company downgraded several commercial relationships as a result of a review of all loans over $75,000 in the commercial loan portfolio.  The increase in nonperforming loans was primarily attributable to the Company downgrading two commercial real estate relationships, totaling $8.2 million, and seven commercial business loan relationships totaling $16.4 million.  Of the $16.4 million of commercial business loans, $4.0 million were unsecured and $11.4 million were secured by a lien on the Company’s assets.  Foreclosed and repossessed assets increased $1.7 million compared to the year-ended December 31, 2010.  The Company foreclosed four residential properties and two commercial properties in 2011.

Interest income that would have been recorded for the year ended December 31, 2011, had nonaccruing loans been current according to their original terms amounted to $1.8 million. Interest of $1.1 million was recognized on these loans and is included in net income for the year ended December 31, 2011.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
Real estate loans:
Construction	2	$1,126	1	$208	3	$1,334
Commercial	1	50	9	3,786	10	3,836
One- to four-family residential	1	199	1	250	2	449
Multi-family	—	—	2	755	2	755
Commercial business loans	4	717	3	492	7	1,209
Consumer loans	15	109	—	—	15	109
Home equity	3	232	15	632	18	864
Total	26	$2,433	31	$6,123	57	$8,556

At December 31, 2010
Real estate loans:
Construction	—	$—	2	$314	2	$314
Commercial	1	668	11	6,133	12	6,801
One- to four-family residential	—	—	7	1,404	7	1,404
Multi-family	—	—	7	3,200	7	3,200
Commercial business loans	7	555	14	1,527	21	2,082
Consumer loans	9	46	1	2	10	48
Home equity	7	235	11	343	18	578
Total	24	$1,504	53	$12,923	77	$14,427

At December 31, 2009
Real estate loans:
Construction	—	$—	1	$510	1	$510
Commercial	—	—	8	5,816	8	5,816
One- to four-family residential	—	—	4	1,199	4	1,199
Multi-family	2	734	6	3,753	8	4,487
Commercial business loans	6	1,242	8	1,379	14	2,621
Consumer loans	7	30	1	2	8	32
Home equity	2	75	6	229	8	304
Total	17	$2,081	34	$12,888	51	$14,969

At December 31, 2008
Real estate loans:
Commercial	4	$2,417	3	$3,227	7	$5,644
One- to four-family residential	—	—	2	179	2	179
Multi-family	1	2,418	1	607	2	3,025
Commercial business loans	3	724	3	663	6	1,387
Consumer loans	13	103	1	10	14	113
Home equity	7	286	—	—	7	286
Total	28	$5,948	10	$4,686	38	$10,634

At December 31, 2007
Real estate loans:
One- to four-family residential	1	$45	2	$180	3	$225
Multi-family	—	—	1	619	1	619
Commercial business loans	1	68	—	—	1	68
Consumer loans	6	76	1	20	7	96
Home equity	1	77	1	52	2	129
Total	9	$266	5	$871	14	$1,137

Foreclosed and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the lower of cost or estimated fair value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles. At December 31, 2011, we had $1.9 million in foreclosed real estate and $71,000 in repossessed assets.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard or doubtful. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2011, we had $32.6 million of assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2011, classified assets consisted of substandard assets of $53.8 million and doubtful assets of $9.3 million. As of December 31, 2011, our largest substandard asset was secured by numerous properties in Massachusetts and New Hampshire, with a principal balance of $6.7 million.

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

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. In contrast, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease. We originate one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for all loans with loan-to-value ratios in excess of 80%, except we will waive private mortgage insurance on loans with a loan-to-value ratio up to 90% for borrowers who agree to an extra 25 basis points on their loan rate. In addition, we will originate loans with a combined loan-to-value ratio of 95%, based on an 80% loan-to-value first lien and a 15% loan-to-value home equity loan. As of December 31, 2011, $27.5 million, or 14.8%, of our residential loan portfolio had loan-to-value ratios in excess of 80%. These loans are reviewed on a regular basis by management to determine whether any probable losses exist, if any, as a result of declines in collateral value.

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

We periodically evaluate through internal and external loan reviews, the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC periodically reviews the allowance for loan losses. The OCC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination. In response to their regulatory examination completed on January 12, 2012, the Company has reflected all OCC recommendations in the allowance for loan losses at December 31, 2011.

Effective December 31, 2011, interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 90 days past due. Prior to December 31, 2011, loans were placed on non-accrual status when payment of principal or interest was more than 120 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not received for loans placed on nonaccrual status, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status if unpaid principal and interest amounts are repaid so that the loan is less than 90 days delinquent. We do not presently originate any loans with terms that allow for minimum payments less than the interest accrued on the loan.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$15,240	$15,631	$10,546	$6,827	$5,192

Charge-offs:
Real estate loans:
Construction	—	—	—	(138)	—
Commercial	(1,941)	(2,851)	(1,179)	(277)	(108)
One- to four-family residential	(377)	(81)	(39)	(40)	(15)
Multifamily	(1,024)	(2,446)	—	—	—
Commercial business loans	(1,695)	(886)	(132)	(3,806)	(277)
Consumer loans	(1,389)	(1,542)	(1,737)	(1,098)	(504)
Home equity	(168)	(214)	(123)	(63)	(68)

Total charge-offs	(6,594)	(8,020)	(3,210)	(5,422)	(972)

Recoveries:
Real estate loans:
Commercial	100	—	—	—	—
One- to four-family residential	2	33	—	—	—
Multifamily	19
Commercial business loans	31	3	8	4	—
Consumer loans	516	343	580	280	293
Home equity	14	40	12	—	10
Total recoveries	682	419	600	284	303
Net Charge-offs	(5,912)	(7,601)	(2,610)	(5,138)	(669)
Charge-offs for loans transferred to held for sale	(240)	—	—	—	—
Provision for loan losses	10,062	7,210	7,695	8,857	2,304

Balance at end of year	$19,150	$15,240	$15,631	$10,546	$6,827

Ratios:

Net charge-offs to average loans outstanding	0.75%	0.92%	0.32%	0.67%	0.11%
Allowance for loan losses to nonperforming loans at end of year	43.88%	108.28%	121.28%	225.05%	624.61%
Allowance for loan losses to total loans at end of year	2.43%	1.90%	1.89%	1.36%	0.96%

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

	At December 31,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,059	23.5%	$1,037	22.8%	$1,545	25.3%
Multi-family	546	4.5	1,280	3.4	1,495	2.9
Commercial	4,659	23.2	5,015	19.5	4,949	15.5
Construction	407	1.7	391	2.7	110	2.3
Commercial business loans	10,243	10.5	5,384	10.7	4,201	12.2
Home equity	234	16.3	251	19.6	541	21.4
Consumer loans	2,002	20.3	1,882	21.3	2,790	20.4
Total	$19,150	100.0%	$15,240	100.0%	$15,631	100.0%

	At December 31,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,157	26.8%	$190	29.0%
Multi-family	369	2.7	200	2.7
Commercial	2,162	14.0	1,444	11.7
Construction	—	2.5	—	1.2
Commercial business loans	3,549	11.1	2,597	9.9
Home equity	987	24.9	970	28.6
Consumer loans	2,322	18.0	1,426	16.9
Total	$10,546	100.0%	$6,827	100.0%

Investments

The asset/liability management committee, consisting of Beacon Federal’s President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President and Chief Lending Officer, Senior Vice President and two members of its Board of Directors, has primary responsibility for establishing and overseeing Beacon Federal’s investment policy, subject to oversight by our entire Board of Directors. Authority to make investments under approved guidelines is delegated to the President and Chief Executive Officer and his designated investment officers. These officers are authorized to execute investment transactions up to $10 million per transaction with the prior approval of the committee. All investment transactions are reported to the Board of Directors for ratification at the next regular board meeting.

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

Our securities portfolio at December 31, 2011, consisted of $51.7 million of mortgage-backed securities issued or guaranteed by the United States Government or United States Government-sponsored enterprises, $80.2 million of United States Government Agency collateralized mortgage obligations, $12.6 million of “private label” collateralized mortgage obligations, $3.0 million of debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises, and $4.2 million of pooled trust preferred securities.

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

Other-Than-Temporary Impairment (“OTTI”) Losses. We review securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other-than-temporarily impaired. If a decline in the fair value of equity securities is determined to be other-than-temporary, we are required to reduce the carrying value of the security to its fair value and record a non-cash impairment charge in the amount of the decline, net of tax effect, against our current income. If a decline in the fair value of debt securities is determined to be other-than-temporary, we are required to reduce the carrying amount of the debt security to its fair value and record a non-cash impairment charge to earnings for the portion of decline due to credit loss, with the remaining decline charged directly to other comprehensive income. For the year ended December 31, 2011, we recorded an aggregate credit loss impairment charge to earnings of $333,000 on three “private label” collateralized mortgage obligations and one trust preferred security.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
Mortgage-backed securities – residential:
Freddie Mac	$468	477	$885	$900	$1,091	$1,101
Ginnie Mae	1	1	3	3	3	3
Fannie Mae	2,213	2,333	2,838	2,962	3,756	3,862
Collateralized mortgage obligations	4,293	4,396	6,595	6,678	9,711	9,534
Total	$6,975	$7,207	$10,321	$10,543	$14,561	$14,500

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Agencies	$3,000	$3,007	$7,997	$7,987	$26,002	$25,972
Treasuries	100	101	100	100	100	101
Pooled trust preferred securities	10,402	4,234	11,566	5,446	12,755	5,012
Mortgage-backed securities – residential	47,149	49,038	41,677	43,034	39,629	41,253
Collateralized mortgage obligations	88,296	88,516	104,075	105,838	97,754	94,900
Total	$148,947	$144,896	$165,415	$162,405	$176,240	$167,238

Investment Securities Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the repricing characteristics, or the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities – residential	$—	—%	$73	4.50%	$307	4.50%
Collateralized mortgage obligations	—	—%	—	—%	1,264	6.31%
Total	$—	—%	$73	4.50%	$1,571	5.95%

Securities available for sale:
Treasuries	$—	—%	$100	0.75%	$—	—%
Agencies	—	—	—	—	2,000	3.05
Pooled trust preferred	—	—	—	—	—	—
Mortgage-backed securities – residential	—	—	—	—	11,425	4.59
Collateralized mortgage obligations	—	—	—	—	12,887	4.38
Total	$—	—%	$100	0.75%	$26,312	4.37%

	More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities – residential	$2,302	1.68%	$2,682	$2,811	3.52%
Collateralized mortgage obligations	3,029	4.15%	4,293	4,396	4.79%
Total	$5,331	3.81%	$6,975	$7,207	4.30%

Securities available for sale:
Treasuries	$—	—%	$100	$101	0.75%
Agencies	1,000	2.00	3,000	3,007	2.70
Pooled trust preferred	10,402	1.16	10,402	4,234	1.16
Mortgage-backed securities – residential	35,724	4.24	47,149	49,038	4.32
Collateralized mortgage obligations	75,409	4.41	88,296	88,516	4.40
Total	$122,535	4.06%	$148,947	$144,896	4.11%

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

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, health savings accounts, certificates of deposit, interest and noninterest-bearing checking accounts accounts, money market accounts and individual retirement accounts. We accept brokered deposits and at December 31, 2011, we had $80.8 million in brokered deposits compared to $74.0 million at December 31, 2010. Brokered deposits represent an alternative and immediate source of funds and currently bear a lower interest rate than local, retail deposits. Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2011, we had a total of $263.8 million in certificates of deposit, of which $163.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2011		2010		2009
	Balance	Percent	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Noninterest-bearing checking	$47,152	6.9%	$42,468	6.3%	$32,292	4.6%
Interest-bearing checking	62,453	9.2	62,757	9.3	51,824	7.5
Savings accounts	101,897	15.0	108,335	16.0	59,868	8.6
Money market accounts	205,565	30.2	142,450	21.0	155,740	22.5
Certificates of deposit	263,789	38.7	321,374	47.4	393,573	56.8
Total deposits	$680,856	100.0%	$677,384	100.0%	$693,297	100.0%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $166.5 million. The following table sets forth the maturity of those certificates as of December 31, 2011.

Maturity Period	At December 31, 2011
(Dollars in thousands)

Three months or less	$29,674
Over three months through six months	21,929
Over six months through one year	41,736
Over one year to three years	72,001
Over three years	1,144
Total	$166,484

The following table sets forth the amount and maturities of time deposits at December 31, 2011.

	Amount Due in
	2012 One Year or Less	2013 1-2 Years	2014 2-3 Years	2015 3-4 Years	2016 4-5 Years	Total
	(In thousands)
Interest Rate
Less than 1.00%	$67,208	$11,161	$209	$—	$—	$78,578
1.00%-1.99%	57,259	22,468	13,449	380	112	93.668
2.00% - 2.99%	28,754	5,019	859	2,192		36,824
3.00% - 3.99%	6,894	22,746	18,394	1,152	—	49,186
4.00% - 4.99%	3,741	1,792	—	—	—	5,533
5.00% - 5.99%	—	—	—	—	—	—
Total	$163,856	$63,186	$32,911	$3,724	$112	$263,789

The following table sets forth time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)
Interest Rate
Less than 1.00%	$78,578	$45,521	$11,260
1.00%-1.99%	93,668	109,330	65,088
2.00% - 2.99%	36,824	86,474	161,313
3.00% - 3.99%	49,186	64,419	120,361
4.00% - 4.99%	5,533	15,630	32,472
5.00% - 5.99%	—	—	3,079
Total	$263,789	$321,374	$393,573

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase. At December 31, 2011, we had the ability to borrow up to an additional $44.4 million from the Federal Home Loan Bank of New York. At December 31, 2011, we had callable advances from the Federal Home Loan Bank of New York of $145.0 million. See “Liquidity and Capital Resources” for further discussion of borrowing capacity with the Federal Home Loan Bank of New York. The following tables set forth information regarding balances and interest rates on all of our borrowings at the dates and for the years indicated.

FHLB of New York Advances:	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$148,427	$163,427	$191,094
Average balance during year	$157,533	$183,288	$207,487
Maximum outstanding at any month end	$170,927	$191,094	$218,641
Weighted average interest rate at end of year	4.33%	4.02%	4.22%
Average interest rate during year (1)	4.29%	4.25%	4.31%

(1)	The weighted average rate paid is based on the weighted-average balances determined on a monthly basis.

Securities Sold Under Agreements to Repurchase:	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$70,000	$70,000	$70,000
Average balance during year	$70,001	$70,001	$70,000
Maximum outstanding at any month end	$70,000	$70,000	$70,000
Weighted average interest rate at end of year	3.83%	3.83%	3.32%
Average interest rate during year (1)	3.87%	3.87%	3.21%

(1)   The weighted average rate paid is based on the weighted-average balances determined on a monthly basis.

In addition, the Bank has other short-term borrowings of $3.0 million at December 31, 2011 related to its investment in other restricted securities.

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

Personnel

As of December 31, 2011, we had 137 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that it has a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Beacon Federal is primarily examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is also subject to examination by the FDIC. In July 2011, regulatory oversight of Beacon Federal was transferred to the OCC and its prior regulator, the Office of Thrift Supervision, was abolished. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under Federal law, an institution may not disclose its CAMELS rating to the public.  Beacon Federal also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters.  Beacon Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Beacon Federal’s mortgage documents.  Beacon Federal also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.

Beacon Federal Bancorp, Inc., a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board.  The Federal Reserve Board assumed regulatory authority over savings and loan holding companies such as Beacon Federal Bancorp, Inc. when the Office of Thrift Supervision was abolished in 2011.  Beacon Federal Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Beacon Federal and Beacon Federal Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Beacon Federal and Beacon Federal Bancorp, Inc. and is qualified in its entirety by reference to the actual statutes and regulations. Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on Beacon Federal Bancorp, Inc., Beacon Federal and their operations.

Recent Developments

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the Dodd-Frank Act was signed into law. The Dodd-Frank Act is implementing far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

●
Centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws and  having the authority to promulgate rules intended to protect consumers in the financial product and services market. Institutions of under $10 billion in assets, such as Beacon Federal, will continue to be examined for consumer compliance by their primary banking regulator.  However, the creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.

●	As of July 21, 2011, transferred the federal regulation of Beacon Federal from the Office of Thrift Supervision to the OCC, the primary federal regulator for national banks.

●	As of July 21, 2011, transferred supervision of all savings and loan holding companies, including Beacon Federal Bancorp, Inc., to the Board of Governors of the Federal Reserve System.

●
Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund and increased the floor of the size of that fund.

●	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

●
Made permanent the $250,000 per account limit for federal deposit insurance and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

●	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

●
Required that originators of certain securitized loans retain a portion of the credit risk, established reforms on mortgage loan origination and mandated regulatory rate-setting for certain debit card interchange fees.

Many aspects of the Dodd-Frank Act are subject to rulemaking and are taking effect over several years, making it difficult to anticipate the overall financial impact on Beacon Federal Bancorp, Inc., its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that increase capital requirements of Beacon Federal Bancorp, Inc. and/or Beacon Federal could require additional sources of capital in the future. We cannot determine the full impact of the new law on our business and operations at this time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Beacon Federal may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. Beacon Federal also may establish subsidiaries that may engage in certain activities not otherwise permissible for Beacon Federal, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts effective, July 21, 2011.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2011, Beacon Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, Beacon Federal’s largest lending relationship with a single or related group of borrowers totaled $14.6 million, which represented 13.0% of unimpaired capital and surplus. Therefore, Beacon Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law.  At December 31, 2011, Beacon Federal maintained approximately 105.05% of its portfolio assets in qualified thrift investments and met the QTL test in each of the prior twelve months.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company, such as Beacon Federal, must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application may be disapproved if:

●	the savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if the institution would be undercapitalized after making such distribution.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of 8% or greater of liquid assets and wholesale funding availability to total assets. For the year ended December 31, 2011, our liquidity ratio averaged 11.78%.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Beacon Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Beacon Federal. Beacon Federal Bancorp, Inc. is an affiliate of Beacon Federal. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The regulations require savings associations to maintain detailed records of all transactions with affiliates.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The OCC assumed the Office of Thrift Supervision’s enforcement authority as part of the Dodd-Frank Act regulatory restructuring. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act, each federal banking agency prescribed certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

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

Generally, the OCC is required to appoint a receiver or conservator for a federal savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a federal savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, identification of the types and levels of activities in which the savings association will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for a savings association required to submit a capital restoration plan must guarantee performance under the plan in an amount of the lesser of an amount equal to 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. The guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized are subjected to additional supervisory restrictions such as a general prohibition on capital distributions and restrictions on asset growth and new lines of business. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Beacon Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts at Beacon Federal are insured by the Deposit Insurance Fund of the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  Pursuant to the Dodd-Frank Act, certain noninterest bearing checking accounts have unlimited coverage through December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The FDIC may revise the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the FDIC, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The estimated assessments were based on assumptions established by the FDIC, including 5% annual growth rate and certain projected assessment rate increases.  That prepayment, which was due on December 30, 2009, amounted to approximately $4.6 million for Beacon Federal.  The prepayment was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years.  Any unused prepaid assessments would be returned to the institution in June 2013.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long term fund ratio of 2%.

The FDIC has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Beacon Federal.  Management cannot predict what assessment rates will be in the future.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the auspices of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the FICO assessment was equal to .68 of a basis point of assessable assets less tangible capital.

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

Federal Home Loan Bank System. Beacon Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Beacon Federal is required to acquire and hold a designated amount of shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2011, Beacon Federal was in compliance with this requirement.

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

●
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the American financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations required depository institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Beacon Federal Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, Beacon Federal Bancorp, Inc. is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve Board has enforcement authority over Beacon Federal Bancorp, Inc. and its subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.  This regulatory oversight of savings and loan holding companies, including Beacon Federal Bancorp, Inc., was assumed by the Federal Reserve Board from the Office of Thrift Supervision in July 2011.

Permissible Activities. Under present law, the business activities of Beacon Federal Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Beacon Federal Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings association, the Federal Reserve Board must consider factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive effects.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has indicated is generally applicable to savings and loan holding companies as well.  The policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Beacon Federal Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Change in Control Laws and Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Beacon Federal Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not disapproved the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under certain circumstances including where, as is the case with Beacon Federal Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2011, Beacon Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, Beacon Federal had no net operating loss carryforward for federal income tax purposes.

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

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. In 2011 we made a provision for loan losses of $10.1 million, compared to a provision of $7.2 million in 2010. Our allowance for loan losses totaled $19.2 million at December 31, 2011 compared to $15.2 million at December 31, 2010. While our allowance for loan losses was 2.43% of total loans at December 31, 2011, material additions to our allowance could materially decrease our net income, and there can be no assurance that our allowance for loan losses will be adequate, particularly in the current very weak economic environment.

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

At December 31, 2011, our home equity loans totaled $128.4 million, or 16.3% of our total loan portfolio. Our home equity loans are primarily secured by second mortgages, and the combined loan-to-value ratio (first and second mortgage liens) for home equity loans could be as high as 100%. At December 31, 2011, our consumer loans totaled $160.2 million, or 20.3% of our total loan portfolio, of which $134.5 million consisted of automobile loans, $18.9 million consisted of personal loans secured by other collateral, and $6.8 million consisted of unsecured personal loans. Home equity loans and consumer loans generally have greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are secured by second mortgages or by rapidly depreciable assets, such as automobiles, or that are unsecured. In these cases, we face the risk that collateral, when we have it, for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Particularly with respect to our home equity loans secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for our loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

As a result of our large portfolio of home equity loans and consumer loans, it may become necessary to increase our provision for loan losses, which could reduce our profits. In addition, in March 2006 we began originating indirect automobile loans by or through third parties, which present greater risk than our direct automobile loans. At December 31, 2011, $115.7 million of our automobile loans were originated in this manner, and we expect to increase the origination of indirect automobile loans. See “Item 1. Business – Lending Activities – Consumer Loans” and “—Home Equity Loans.”

Our loan portfolio will have greater risk as we increase our commercial real estate and commercial business lending.

At December 31, 2011, our loan portfolio included $182.9 million of commercial real estate loans and $82.4 million of commercial business loans. We have significantly increased our originations of these loans in recent years and we intend to continue to increase our origination of these loans. Our commercial real estate loans and our commercial business loans increased to 23.2% and 10.5%, respectively, of our loan portfolio at December 31, 2011 compared to 10.0% and 7.5% of our total loan portfolio at December 31, 2005. These loans are considered to have greater credit risk than one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically depends on the successful operations and income stream of the borrowers’ business and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.

The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with significant commercial real estate loan portfolios to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, and possibly greater allowances for losses and capital levels. Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risks associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings. The banking regulators may also limit growth in these loan portfolios.

At December 31, 2011, the largest commercial real estate lending relationship consisted of loans totaling $14.6 million. See “Item 1. Business—Lending Activities—Commercial Real Estate Loans” and “—Commercial Business Loans.”

We operate in a highly regulated environment and may be adversely affected by actions taken by our banking regulators.

Beacon Federal is currently subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and by the Federal Deposit Insurance Corporation, which insures its deposits.  As a savings and loan holding company, the Company is currently subject to regulation and supervision by the Federal Reserve Bank of Philadelphia.  Such regulation and supervision govern the activities in which financial institutions and their holding companies may engage and are intended primarily for the protection of the federal deposit insurance fund and depositors.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions (through the use of informal and formal regulatory agreements) on the operations of financial institutions, the classification of assets by financial institutions and the adequacy of financial institutions’ allowance for loan losses.  Any actions taken by our banking regulators could have a material adverse impact on Beacon Federal and the Company.

If our non-performing assets continue to increase, our earnings may decline.

At December 31, 2011, our non-performing assets totaled $45.6 million, or 4.44% of total assets, and have increased from $14.3 million or 1.38% of total assets at December 31, 2010. Our non-performing assets may continue to increase in future periods.  Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-performing loans or real estate owned. We must establish an allowance for loan losses for losses inherent in the loan portfolio that are both probable and reasonably estimable through current period provisions for loan losses, which are recorded as a charge to income.  From time to time, we also write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from our overall supervision of operations and other income-producing activities.

Failure to achieve and maintain effective internal control over financial reporting in accordance with the rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we were required to furnish a report by our management on our internal control over financial reporting in our Form 10-K for the fiscal year ended December 31, 2011.  In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, which assessment was conducted during the fourth quarter of 2011 and the first quarter of 2012 in connection with the preparation of the 2011 audited financial statements and our Annual Report on Form 10-K for 2011, we identified a material weakness in our internal control over financial reporting resulting from:

•
Loan risk ratings and classification changes used to determine the allowance for loan losses and related provision as of and during the year ended December 31, 2011 were not consistently identified and evaluated in a timely manner.  Impaired loans, including troubled debt restructurings, were also not consistently identified and evaluated in a timely manner;

•	For certain loans, documentation of loan approval during the year ended December 31, 2011 occurred after loan disbursement or renewal; and

•	Due to limitations of our information systems, it was difficult to generate reports to identify and aggregate related loans as part of managing credit risk.

 Our independent registered public accounting firm also identified a material weakness in our internal control over financial reporting as stated in its Audit Report citing the deficiencies noted above.  We have begun the process of remediating the deficiencies noted above.  The material weakness in our internal control over financial reporting, as described in Item 9A, Controls and Procedures and in the Audit Report, of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price.  If such weaknesses are not properly remediated, they could adversely affect our ability to report our financial results on a timely and accurate basis.

Further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

During 2011 and 2010, we recognized other-than-temporary impairment credit losses of certain investment securities of $333,000 and $1.3 million, respectively. A number of factors or combinations of factors could cause us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an impairment that is other than temporary. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. An other-than-temporary impairment write-down would reduce our earnings.

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

The economic downturn and disruptions in the financial markets have adversely affected, and may continue to adversely affect, our business and results of operations.

The financial services industry and the capital markets have been, and may continue to be, adversely affected by the economic downturn and disruptions in the financial markets. These market disruptions were initially triggered by declines that impacted the value of subprime mortgages, which we do not originate or invest in, but spread to all mortgage and real estate asset classes and to nearly all asset classes, including equities. These market disruptions resulted in significant write-downs of asset values by financial institutions, causing many financial institutions to seek additional capital, merge with other financial institutions or, in some cases, go bankrupt.

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

In connection with significant government and central bank actions taken in late 2008 and through 2011, the U.S. economy began to see signs of stabilization in certain areas, and some early positive economic signs were observed in 2011. Despite these positive signs, there remains significant uncertainty regarding the sustainability and pace of economic recovery, unemployment levels, and the impact of the government’s unwinding of its extensive economic and market supports.

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

Financial reform legislation recently enacted has, among other things, created a new Consumer Financial Protection Bureau, will tighten capital standards and will result in new laws and regulations that are expected to increase our costs of operations.

In 2010 President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act provided that the Office of Thrift Supervision cease to exist one year from the date of the new law’s enactment, or July 21, 2011. All functions of OTS relating to federal savings associations and all rulemaking authority for federal savings associations were transferred to the OCC.  The Federal Reserve Board assumed supervision and regulation all savings and loan holding companies that were formerly regulated by the OTS.

Currently, savings and loan holding companies do not have minimum regulatory capital requirements.  Savings and loan holding companies, such as Beacon Federal, Inc., will ultimately be subject to consolidated regulatory capital requirements similar to those currently imposed on bank holding companies.  The Dodd-Frank Act requires minimum leverage, or Tier 1 capital, and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

As of July, 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act revised the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act required publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorized the Securities and Exchange Commission to promulgate rules that allow shareholders to nominate their own candidates using a company’s proxy materials. It also provided that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

It is difficult to predict the specific impact that the Dodd-Frank Act and certain yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

Changes in interest rates also affect the current market value of our investment securities portfolio. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. At December 31, 2011, the fair value of our available-for-sale investment securities totaled $144.9 million. Unrealized losses, net of taxes, on these available-for-sale securities totaled $2.5 million at December 31, 2011 and are reported as a separate component of equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on our equity.

We evaluate interest rate sensitivity by estimating the change in Beacon Federal’s economic value of equity over a range of interest rate scenarios. The economic value of equity analysis estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points.  At December 31, 2011, in the event of an immediate 200 basis point increase in interest rates, the EVE model projects that we would experience a $23.8 million, or 19%, decrease in the economic value of equity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Beacon Federal Bancorp, Inc.—Management of Market Risk.”

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

Our future success will be largely due to the efforts of our senior management team consisting of Ross J. Prossner, President and Chief Executive Officer, J. David Hammond, Senior Vice President and Chief Lending Officer, Lisa Jones, Senior Vice President and Chief Financial Officer and Darren T. Crossett, Senior Vice President. The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan. We have entered into a three-year employment agreement with Mr. Prossner and two-year employment agreements with Messrs. Crossett and Hammond and Ms. Jones.

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

Our Information Systems May Experience an Interruption or Security Breach.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We operate from our corporate office in East Syracuse, New York, and from our seven full-service branches located in Syracuse, Marcy and Rome, New York; Smartt and Smyrna, Tennessee; and Chelmsford, Massachusetts. The net book value of our premises, land and equipment was $12.7 million at December 31, 2011. The following tables set forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Location	Address	Leased or Owned	Year Acquired or Leased	Square Footage

Corporate Offices including full service branch	6611 Manlius Center Road East Syracuse, NY 13057	Leased (1)	2009	45,000
Full Service Branches:

Chelmsford	116 Chelmsford Street Chelmsford, MA 01824	Leased (2)	2010	2,100
Marcy	9085 Old River Road Marcy, NY 13403	Owned	2006	4,000
Rome	230 South James Street Rome, NY 13440	Owned	2006	3,200
Syracuse	6788 Northern Boulevard East Syracuse, NY 13057	Owned	1985	14,000
Smartt	5428 Manchester Highway Morrison, TN 37357	Owned	1982	2,200
Smyrna	105 Threat Industrial Road Smyrna, TN 37167	Owned	2000	12,500

(1)	Capital lease expires in June 2034.
(2)	Operating lease expires in July 2020.

ITEM 3.	LEGAL PROCEEDINGS

Beacon Federal Bancorp, Inc. and Beacon Federal are subject to various legal actions arising in the normal course of business. At December 31, 2011, we were not involved in any legal proceedings that were material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market For Common Stock And Stockholder Matters

Our shares of common stock are traded on the Nasdaq Global Market under the symbol “BFED.” The approximate number of holders of record of our common stock as of December 31, 2011 was 781. Certain of our shares of common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market and cash dividend information for our common stock for the two-year period ended December 31, 2011. Our common stock began trading on the Nasdaq Global Market on October 2, 2007. Accordingly, no information prior to this date is available.

The following market data was provided by the Nasdaq Stock Market.

Fiscal 2011	High	Low	Dividends
Quarter ended March 31, 2011	$14.90	$11.47	$.05
Quarter ended June 30, 2011	$14.59	$13.30	$.05
Quarter ended September 30, 2011	$13.95	$12.95	$.05
Quarter ended December 31, 2011	$14.00	$13.10	$.07

Fiscal 2010	High	Low	Dividends
Quarter ended March 31, 2010	$9.04	$8.23	$.05
Quarter ended June 30, 2010	$9.50	$8.47	$.05
Quarter ended September 30, 2010	$10.63	$8.70	$.05
Quarter ended December 31, 2010	$11.80	$10.01	$.05

Our Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements, see Item 1. Business- Regulation and Supervision-Federal Banking Regulation-Capital Requirements for additional information on the regulatory requirements. In determining whether and in what amount to pay a cash dividend, our Board of Directors takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The sources of funds for the payment of cash dividends are interest and principal payments with respect to Beacon Federal Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from Beacon Federal.

(b)	Not Applicable.

(c)

				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)	(b)	Shares (or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs)

October 1, 2011 through October 31, 2011	1,000	$13.26	1,000	80,802
November 1, 2011 through November 30, 2011	75,000	$13.88	75,000	5,802
December 1, 2011 through December 31, 2011	600	$13.56	600	5,202
Total	76,600	$13.87	76,600

On April 29, 2010, the Board of Directors authorized the Company’s fourth stock repurchase program of 326,669 shares.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at or for each of the fiscal years presented is derived in part from the consolidated financial statements of Beacon Federal Bancorp, Inc. The following information is only a summary, and should be read in conjunction with our audited consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,026,829	$1,032,478	$1,066,897	$1,021,343	$877,990
Cash and cash equivalents	43,724	12,439	12,993	18,297	14,148
Trading account assets	-	-	-	23,337	-
Securities available for sale, at fair value	144,896	162,405	167,238	139,803	92,859
Securities held to maturity	6,975	10,321	14,561	23,315	29,488
Loans, net	773,341	792,553	816,061	770,695	708,993
Federal Home Loan Bank of New York stock, at cost and other restricted stock	12,605	9,954	11,487	13,080	11,117
Securities sold under agreement to repurchase and other short-term borrowings	73,000	70,000	70,000	70,000	20,000
Federal Home Loan Bank Advances	148,427	163,427	191,094	218,641	226,815
Deposits	680,856	677,384	693,297	626,467	514,488
Stockholders’ Equity	112,070	109,710	101,259	102,085	113,174

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Selected Operating Data:

Interest income	$49,796	$53,937	$55,637	$56,312	$43,765
Interest expense	18,678	22,627	27,161	31,335	27,531
Net interest income	31,118	31,310	28,476	24,977	16,234
Provision for loan losses	10,062	7,210	7,695	8,857	2,304
Net interest income after provision for loan losses	21,056	24,100	20,781	16,120	13,930
Noninterest income	9,920	4,712	3,390	(6,457)	3,092
Noninterest expense	22,294	20,360	18,670	15,047	13,075
Income (loss) before income taxes	8,682	8,452	5,501	(5,384)	3,947
Income tax expense (benefit)	2,951	3,087	1,978	(2,380)	1,528
Net income (loss)	$5,731	$5,365	$3,523	$(3,004)	$2,419

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.55%	0.50%	0.34%	(0.31)%	0.34%
Return on equity (ratio of net income (loss) to average equity)	4.99%	5.09%	3.70%	(2.73)%	3.92%
Average interest rate spread(1)	2.81%	2.75%	2.49%	2.14%	1.84%
Net interest margin(2)	3.07%	3.03%	2.79%	2.61%	2.28%
Efficiency ratio(3)	54.33%	56.52%	60.89%	88.14%	67.99%
Noninterest expense to average total assets	2.13%	1.92%	1.96%	2.65%	1.84%
Average interest-earning assets to average interest-bearing liabilities	114.24%	112.94%	111.47%	114.68%	111.15%
Average equity to average total assets	10.94%	9.91%	9.09%	11.27%	8.57%

Asset Quality Ratios:
Nonperforming assets to total assets	4.44%	1.38%	1.28%	0.47%	0.16%
Nonperforming loans to total loans	5.54%	1.75%	1.56%	0.60%	0.15%
Allowance for loan losses to nonperforming loans	43.88%	108.28%	121.28%	225.05%	624.61%
Allowance for loan losses to total loans	2.43%	1.90%	1.89%	1.36%	0.96%

Bank Capital Ratios:
Total capital (to risk-weighted assets)	14.53%	13.42%	12.35%	12.81%	13.88%
Tier I capital (to risk-weighted assets)	13.28%	12.17%	11.10%	11.56%	12.75%
Tier I capital	10.32%	9.55%	8.56%	8.20%	8.79%

Per Share Data:
Basic earnings (loss) per share	$0.95	$0.88	$0.54	$(0.43)	$0.10 (4)
Diluted earnings (loss) per share	$0.93	$0.88	$0.54	$(0.43)	$0.10 (4)
Book value per share	$18.10	$17.05	$15.48	$13.32	$14.77
Cash dividends declared	$0.22	$0.20	$0.19	$0.12	$-
Dividend payout ratio	23.7%	22.7%	35.2%	NM %	-%

Other Data:
Number of full service offices	7	8	8	7	7
Full time equivalent employees	137	143	134	126	116

(1)	The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	For the period from the conversion date of October 1, 2007 to December 31, 2007.

NM – Not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section highlights information to assist with understanding the consolidated financial condition and results of operations of Beacon Federal Bancorp, Inc. and its subsidiaries (combined, the “Company”), for the past two years. The consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K should be read in conjunction with the discussions in this section. The matters discussed in this section contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and are based on estimates, forecasts and assumptions involving risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to those described under “Private Securities Litigation Reform Act Safe Harbor Statement”.

Overview

General.  Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense we pay on our deposits and borrowings. Results of operations are also affected by fee income from banking operations, provisions for loan losses, gains on sales of loans, gains or losses on sales of securities, impairment losses on securities and other miscellaneous income.  Our noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, marketing, general administrative expenses and income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

Economic Conditions.  The national economy, as well as the local economies within our market areas, continues to be weak.  The economy has been marked by high unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate remains high, at 8.5% as of December 2011, a 90 basis point improvement from the prior year.  The unemployment rate in the Company’s primary market area in New York State is slightly below the national average at 8.0% in December 2011 compared to 8.2% in December 2010.  The Federal Open Market Committee has kept the federal funds rate between 0.00% and 0.25% since December 2008.  The reduced federal funds rate has helped to increase the Company’s net interest margin and net interest income by reducing the cost of funds.  However, price competition for loans and deposits has remained high.

Operating Results.  Net income for 2011 was $5.7 million, up $0.3 million from 2010’s net income of $5.4 million.  The increase in net income resulted primarily from a $3.4 million gain on the sale of the Company’s Tyler, Texas branch, a $0.9 million decrease in other-than-temporary credit impairment losses on debt securities, a $0.7 million increase in service charge income and a $0.1 million decrease in income tax expense, which more than offset $1.9 million increase in noninterest expense and a $2.9 million increase in provision for loan losses.  The provision for loan losses increased from the prior year due to an increase in nonperforming loans.  Noninterest expense increased as a result of primarily higher salaries and employee benefits, occupancy and equipment expenses and other noninterest expenses.

Financial Condition.  Total assets decreased by $5.6 million to $1.03 billion at December 31, 2011.  The decline was the result of a $19.2 million decrease in net loans and a $20.8 million decrease in securities, partially offset by a $31.3 million increase in cash and cash equivalents.  Deposits increased by $3.5 million to $680.9 million at December 31, 2011.  Federal Home Loan Bank advances decreased by $15.0 million to $148.4 million at December 31, 2011.  Stockholders’ equity increased by $2.4 million, or 2.2%, to $112.1 million at December 31, 2011 from $109.7 million at December 31, 2010.  The increase reflected primarily $5.7 million of net income and $1.9 million of amortization of stock-based compensation and ESOP expense, partially offset by $3.6 million in repurchases of common stock and cash dividends paid of $1.3 million.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses reflects management’s best estimate of probable loan losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. In determining the allowance for loan losses, management makes significant estimates. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, adequacy of the underlying collateral, financial strength of the borrower, results of internal and external loan reviews and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are individually classified as impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining non-impaired loans by type of loan. We also analyze historical loan loss experience for the last four years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

Securities Impairment. We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations for the credit portion of the loss, with the remaining portion of the loss related to all other factors charged to other comprehensive income, net of taxes. The market values of our securities are affected by changes in interest rates.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Cash and Cash Equivalents. Cash increased by $31.3 million to $43.7 million at December 31, 2011 from $12.4 million at December 31, 2010 due primarily to an increase in new customer deposits.

Securities.  Securities available for sale decreased by $17.5 million to $144.9 million at December 31, 2011 from $162.4 million at December 31, 2010.  The decrease in securities available for sale was due to the Company using proceeds from maturing securities to fund relatively higher yielding loans.  Securities held to maturity decreased by $3.3 million to $7.0 million at December 31, 2011, as a result of principal payments received and maturities occurring throughout the year.

Loans.  Net loans decreased by $19.2 million to $773.3 million at December 31, 2011 from $792.5 million at December 31, 2010 due primarily to the sale of loans to MidSouth in conjunction with the Tyler, Texas branch sale, a $2.9 million increase in the allowance for loan losses and scheduled principal payments, partially offset by loan originations of $256.4 million.

During 2011, there was a $29.3 million decrease in home equity loans, a $9.0 million decrease in construction real estate loans, a $6.7 million decrease in automobile – direct loans, a $4.0 million decrease in automobile - indirect loans, partially offset by increases in commercial real estate loans of $21.5 million, multi-family real estate loans of $8.9 million and commercial 1-4 family real estate loans of $5.0 million.

We have been willing to forgo home equity credits that demand interest rates we believe are too low for our underwriting standards to properly reflect an increased risk of default as compared with other loan products, resulting in our decision to reduce the balance of home equity loans in our portfolio at December 31, 2011.  Construction real estate loans decreased by 40.8% to $13.0 million at December 31, 2011 due to loan payoffs.

Automobile-direct consumer loans decreased 26.3% as the result of scheduled payments from the relatively higher originations that occurred during 2006 and 2007 which outpaced recent originations.  Consumer indirect automobile loans decreased 3.4% to $115.7 million at December 31, 2011 as a result of competitive pricing in the markets we serve.

Commercial real estate loans increased 14.7% to $167.9 million at December 31, 2011 due primarily to hiring a new commercial lending officer.  Commercial multi-family loans and commercial 1-4 family loans increased by 33.1% and 49.4%, respectively, due to a higher volume of loan originations.

Foreclosed and Repossessed Assets. Foreclosed and repossessed assets increased by $1.7 million to $1.9 million at December 31, 2011.  These assets consisted primarily of commercial real estate and 1-4 family, residential real estate.

Deposits.  Deposits increased by $3.5 million to $680.9 million at December 31, 2011, from $677.4 million at December 31, 2010.  Money market accounts and noninterest-bearing checking increased during 2011 by $63.1 million, or 44.3%, and $4.7 million, or 11.0%, respectively. In contrast, certificates of deposit, savings accounts and interest-bearing checking decreased during 2011 by $57.6 million, $6.4 million and $0.3 million, respectively.  These deposit category fluctuations reflected the Company’s efforts to continue to decrease cost of funds by reducing the amount of rate sensitive certificates of deposit as a percentage of total deposits and targeting our marketing efforts on attracting new lower cost core deposits.

Borrowings.  FHLB advances decreased by $15.0 million, or 9.2%, to $148.4 million at December 31, 2011 from $163.4 million at December 31, 2010 due to scheduled maturities.  The Company also has access when necessary to alternative sources of financing, including brokered deposits, CDARS and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

Stockholders’ Equity.  Stockholders’ equity increased by $2.4 million, or 2.2%, to $112.1 million at December 31, 2011 from $109.7 million at December 31, 2010.  The increase reflected $5.7 million of net income, stock based compensation of $1.0 million and release of ESOP shares of $0.9 million, partially offset by cash dividends paid of $1.3 million, a $0.6 million increase in net unrealized holding losses on investments and repurchase of common stock of $3.6 million.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

Interest Income.  Interest income decreased by $4.1 million, or 7.7%, to $49.8 million for the year ended December 31, 2011 from $53.9 million for the year ended December 31, 2010.  The decrease resulted primarily from lower average yields and lower average balances on securities and loans.

Interest income on loans decreased by $2.7 million, or 5.8%, to $43.3 million for 2011.  The decline was due primarily to a lower average yield and average balance, to a lesser extent. The average yield on loans declined 25 basis points to 5.30% for the year ended December 31, 2011 from 5.55% for the year ended December 31, 2010, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate and multi-family real estate loans in our loan portfolio during 2011 compared to 2010.  The average balance on loans decreased to $817.6 million for the year ended December 31, 2011 from $829.5 million for the year ended December 31, 2010 due primarily to the sale of loans to MidSouth in conjunction with the Tyler, Texas branch sale.

Interest income on securities decreased by $1.3 million, or 18.3% to $6.0 million for 2011. Average yields on securities decreased 47 basis points to 3.50% for the year ended December 31, 2011 from 3.97% for the year ended December 31, 2010 due to purchases of new securities at lower yields.  The average balance on securities decreased to $170.6 million for 2011 from $184.0 million for 2010 due to maturing securities.

Interest Expense.  Interest expense decreased by $3.9 million, or 17.5%, to $18.7 million for the year ended December 31, 2011 from $22.6 million for the year ended December 31, 2010.  The decrease in interest expense reflected primarily lower average rates on certificates of deposit and savings and money market accounts, and lower average balances on certificates of deposit and borrowings.

Interest expense on deposits decreased by $2.9 million, or 25.7%, to $8.4 million for the year ended December 31, 2011 from $11.3 million for the year ended December 31, 2010.  The average rate paid on deposits decreased 45 basis points to 1.29% for 2011 from 1.74% in 2010 due to lower market rates.  The average balance of deposits decreased to $653.2 million for the year ended December 31, 2011 from $653.5 million for the year ended December 31, 2010.

Interest expense on certificates of deposit decreased by $2.8 million, or 32.2%, to $5.9 million for the year ended December 31, 2011 from $8.7 million for the year ended December 31, 2010, due primarily to a decrease of 50 basis points in average certificate of deposit rates to 1.91% in 2011 from 2.41% in 2010 as a result of low market rates, and a decrease in the average balance of $52.1 million.  The average balance of certificates of deposit declined as management emphasized increasing core deposit balances.

Interest expense on borrowings decreased $1.0 million, to $10.3 million for the year ended December 31, 2011, due primarily to a lower average balance, partially offset by a higher average rate.  The average balance on borrowings decreased to $235.3 million in 2011 from $261.0 million in 2010 due primarily to maturing advances. The interest rates paid on such borrowings increased to 4.36% from 4.32%.

Net Interest Income.  Net interest income decreased by $0.2 million, or 0.6%, to $31.1 million for the year ended December 31, 2011 from $31.3 million for the year ended December 31, 2010.  The decrease in net interest income was due to an increase in nonaccrual loans, which more than offset a higher interest rate spread.  Our nonaccrual loans increased from $10.3 million at December 31, 2010 to $31.4 million at December 31, 2011.

Our net interest rate spread increased to 2.81% for the year ended December 31, 2011 from 2.75% for the year ended December 31, 2010 and the net interest margin increased to 3.07% in 2011 from 3.03% in 2010.  The higher interest rate spread was attributable to a lower cost of funds.  The cost of funds decreased 37 basis points, while the yield on interest-earning assets declined by 31 basis points.

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

We recorded a provision for loan losses of $10.1 million for the year ended December 31, 2011 compared to a provision for loan losses of $7.2 million for the year ended December 31, 2010.  The provision for loan losses was higher than last year due primarily to a higher level of nonperforming loans at December 31, 2011.  Nonperforming loans increased to $43.6 million or 5.5% of loans as of December 31, 2011, compared to $14.1 million or 1.7% of loans as of December 31, 2010.

As previously disclosed in the Company’s Form 10-Q, in preparation for our exam conducted by the OCC regulators during 2011, the Company conducted an extensive external loan review to validate the quality and value of the commercial loan portfolio.  The external review covered over 75% of the commercial loan portfolio, which ultimately prompted the Company to enhance its loan rating process leading to the increase in our classified assets.  The allowance for loan losses was $19.2 million, or 2.43% of total loans at December 31, 2011 compared to $15.2 million, or 1.90% of total loans at December 31, 2010.  The ratio of the allowance for loan losses to nonperforming loans was 43.88% at December 31, 2011, compared with 108.28% at December 31, 2010.  The ratio of the allowance for loan losses to nonperforming loans decreased as a result of an increase in nonperforming loans.  Of the $43.6 million of nonperforming loans at December 31, 2011, $42.7 million were impaired.  The amount of impaired loans increased $32.4 million when compared to December 31, 2010.   We evaluate impaired loans for specific credit loss and although impaired loans increased 312.6%, the amount of the allowance for loan losses or impaired loans only increased 190.8% when compared to December 31, 2010, primarily due to the majority of impaired loans being well collateralized.

Net charge-offs for 2011 were $6.2 million, or 0.75% of average loans, compared to $7.6 million, or 0.92% of average loans for 2010.  Net charge-offs were related primarily to commercial loans, and to a lesser extent, residential real estate and consumer loans.

Noninterest Income.  Noninterest income increased by $5.2 million, or 110.5%, to $9.9 million for the year ended December 31, 2011 from $4.7 million for the year ended December 31, 2010, resulting primarily from a $3.4 million gain on the sale of the Company’s Tyler, Texas branch, a $0.9 million decrease in other-than-temporary credit impairment losses on debt securities and a $0.7 million increase in service charge income.

During December 2011, Beacon Federal recognized a $3.4 million gain on sale of its Tyler, Texas branch operations to MidSouth Bank, N.A., a subsidiary of MidSouth.  MidSouth assumed $79.4 million of deposits associated with the branch for a premium of 4%, based upon deposits of $73.9 million as of July 31, 2011 and purchased $23.8 million of loans, or 99% of the principal loan balances, as well as premises and equipment and accrued interest.

Other-than-temporary credit impairment losses on debt securities in 2011 was $0.3 million, a decrease of $0.9 million, or 73.5%, as compared to the other-than temporary credit impairment losses of $1.3 million in 2010.  The other-than-temporary credit impairment for 2011 resulted primarily from four securities; one trust preferred security and three private label collateralized mortgage obligations.

Service charge income increased $0.7 million, or 20.4%, to $4.2 million in 2011 related primarily to an increase in debit card fees.  The Bank is actively promoting debit card usage and core deposits that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.

Noninterest Expense.  Noninterest expense increased by $1.9 million, or 9.5%, to $22.3 million for the year ended December 31, 2011 from $20.4 million for the year ended December 31, 2010.  The increase in noninterest expense was due primarily to increases in salaries and benefits, occupancy and equipment and other noninterest expense, partially offset by a decrease in the FDIC premium expense.

Salaries and employee benefits increased by $0.6 million, or 5.9%, to $11.3 million for the year ended December 31, 2011 from $10.7 million for the year ended December 31, 2010, due to compensation increases and related benefits, and to a lesser extent, additional stock option expense due to two additional grants and additional ESOP expense due to the increase in the Company’s stock price.  During 2011, six employees were added to our lending operations to primarily support additional regulatory requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Occupancy and equipment expense increased by $0.4 million, or 17.4%, to $2.8 million for the year ended December 31, 2011 from $2.4 million for the year ended December 31, 2010 as a result of primarily higher real estate taxes associated with the Bank’s home office and equipment maintenance costs and depreciation expenses.

FDIC premium expense decreased by $0.3 million, or 24.5%, to $0.9 million for the year ended December 31, 2011 as a result of a decrease in the deposit insurance assessment rate due to the change implemented by the FDIC in the basis for calculating insurance premiums.

Other noninterest expense increased by $1.0 million, or 26.9%, to $4.9 million for the year ended December 31, 2011 from $3.9 million in 2010 due primarily to higher loan collection costs and loan servicing expenses and a $184,000 increase in losses due to the decrease in the fair value of mortgage servicing rights.

Income Tax Expense.  The provision for income taxes was $2.9 million for the year ended December 31, 2011, compared to $3.1 million for the year ended December 31, 2010.  The decrease was due primarily to a lower effective tax rate.  Our effective tax rate was 34.0% for 2011 compared to 36.5% for 2010.

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

				For the Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$817,577	$43,339	5.30%	$829,548	$46,010	5.55%	$816,931	$46,271	5.66%
Securities	170,573	5,972	3.50	183,963	7,312	3.97	170,968	8,700	5.09
FHLB stock	9,959	472	4.74	11,128	598	5.37	12,476	625	5.01
Interest-earning deposits	16,879	13	0.08	8,172	17	0.21	18,535	41	0.22
Total interest-earning assets	1,014,988	49,796	4.91	1,032,811	53,937	5.22	1,018,910	55,637	5.46
Noninterest-earning assets	33,983			30,185			28,849
Total assets	$1,048,971			$1,062,996			$1,047,759

Interest-bearing liabilities:
Savings	$112,962	$545	0.48	$81,553	$466	0.57	$58,475	$194	0.33
Money market accounts	167,500	1,368	0.82	160,951	1,848	1.15	150,538	2,920	1.94
Checking accounts	63,896	615	0.96	50,033	322	0.64	53,590	662	1.24
Time accounts	308,841	5,892	1.91	360,946	8,702	2.41	370,013	11,797	3.19
Total deposits	653,199	8,420	1.29	653,483	11,338	1.74	632,616	15,573	2.46
FHLB advances	157,533	6,765	4.29	183,288	7,796	4.25	207,487	8,952	4.31
Reverse repurchase agreements	70,001	2,708	3.87	70,001	2,708	3.87	70,000	2,244	3.21
Lease obligation	7,741	785	10.14	7,738	785	10.14	3,936	392	9.96
Total interest-bearing liabilities	888,474	18,678	2.10	914,510	22,627	2.47	914,039	27,161	2.97

Noninterest-bearing deposits	45,050			38,559			32,357
Other noninterest-bearing liabilities	683			4,620			6,166
Total liabilities	934,207			957,689			952,562
Stockholders’ equity	114,764			105,307			95,197
Total liabilities and equity	$1,048,971			$1,062,996			$1,047,759

Net interest income		$31,118			$31,310			$28,476

Net interest rate spread			2.81%			2.75%			2.49%

Net interest-earning assets	$126,514			$118,301			$104,871

Net interest margin			3.07%			3.03%			2.79%

Average of interest-earning assets to interest-bearing liabilities			114.24%			112.94%			111.47%

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

	Years Ended December 31,			Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(648)	$(2,023)	$(2,671)	$680	$(941)	$(261)
Securities	(510)	(830)	(1,340)	627	(2,015)	(1,388)
FHLB stock	(60)	(66)	(126)	(70)	43	(27)
Interest-earning deposits	11	(15)	(4)	(22)	(2)	(24)
Total interest-earning assets	(1,207)	(2,934)	(4,141)	1,215	(2,915)	(1,700)

Interest-bearing liabilities:
Checking and money market accounts	$196	$(383)	$(187)	$115	$(1,527)	$(1,412)
Savings accounts	160	(81)	79	96	176	272
Certificates of Deposit	(1,153)	(1,657)	(2,810)	(282)	(2,813)	(3,095)
Total deposits	(797)	(2,121)	(2,918)	(71)	(4,164)	(4,235)
FHLB advances	(1,104)	73	(1,031)	(1,033)	(123)	(1,156)
Reverse repurchase agreements	-	-	-	-	464	464
Lease obligation	-	-	-	386	7	393
Total interest-bearing liabilities	(1,901)	(2,048)	(3,949)	(718)	(3,816)	(4,534)

Change in net interest income	$694	$(886)	$(192)	$1,933	$901	$2,834

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the year ended December 31, 2011, our liquidity ratio averaged 11.8%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2011, cash and cash equivalents totaled $43.7 million.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $144.9 million at December 31, 2011.  On that date, we had $148.4 million of Federal Home Loan Bank advances outstanding and $2.0 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $44.4 million.

At December 31, 2011, we had $47.9 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $53.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totaled $163.9 million, or 24.1% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, BIC and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the year ended December 31, 2011, we originated $256.4 million of loans, and during the year ended December 31, 2010, we originated $250.4 million of loans.  The increase in originations was primarily a result of an increase in commercial loans and residential real estate loans, to a lesser extent. Commercial loans and residential real estate loans increased by $6.2 million and $3.8 million, respectively, while consumer loans decreased by $4.0 million.  The increase in commercial loan originations was due in part to the hiring of a new loan officer in our Chelmsford, MA branch.  Residential real estate originations increased as a result of having extraordinary demand for refinances, especially during the fourth quarter of 2011, when many borrowers took advantage of low mortgage interest rates.  Consumer loan originations continue to decrease due to heavy interest rate competition for automobile loans, as a result of low or no interest rate financing being offered by automobile manufacturers and comparatively low rates offered from local credit unions in the Company’s operating areas.

We purchased $40.8 million of securities during the year ended December 31, 2011 compared to $63.6 million during the year ended December 31, 2010.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $82.9 million for the year ended December 31, 2011 compared to a net decrease of $15.9 million for the year ended December 31, 2010.  Of such deposits, $79.4 million were assumed by the buyer of the Bank’s Tyler, Texas branch operations in December 2011.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.  During 2011, the Company repurchased 258,372 outstanding shares of its common stock at a total cost of $3.6 million.  The Company paid cash dividends of $1.3 million for the year.

Federal Home Loan Bank advances decreased on a net basis by $15.0 million for the year ended December 31, 2011, compared to a decrease of $27.7 million for the year ended December 31, 2010.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At December 31, 2011, we had the ability to borrow up to $192.8 million ($44.4 million available) from the Federal Home Loan Bank of New York.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, the Bank exceeded all regulatory capital requirements. Beacon Federal is considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements”.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) by clarifying the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. The Company adopted ASU 2011-02, including the disclosures deferred by ASU 2011-01, for the quarterly reporting period ending September 30, 2011.  In accordance with ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011.  No additional loans were classified as troubled debt restructurings or additional allowance for loan losses was required under ASU 2011-02.  Refer to Note 3 to Consolidated Financial Statements for the other required disclosures of ASU 2011-02.

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

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not materially impact the Company.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Our interest rate sensitivity is monitored primarily through financial modeling of economic value of equity estimation (market value of assets less market value of liabilities) and net interest income.  Both measures are highly assumption dependent and change on a regular basis as the balance sheet and interest rates change, however, taken together they represent in management’s opinion a reasonable view of the Company’s interest rate risk position.

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	actively market adjustable-rate commercial loans;

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

(iv)	invest in shorter- to medium-term securities;

(v)	sell all conforming one- to four-family mortgage loans with maturities of 20 years or more;

(vi)	originate high volumes of consumer loans, which have shorter terms, including direct and indirect automobile loans; and

(vii)	maintain high levels of capital.

Economic Value of Equity of Beacon Federal. The Company currently utilizes an outside vendor model to analyze interest rate sensitivity. The current model evaluates interest rate sensitivity by estimating the change in the Company’s economic value of equity (“EVE”) over a range of interest rate scenarios.  The EVE analysis estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Company’s outside vendor provides us the results of the interest rate sensitivity model on a quarterly basis, which is based on information we provide to them to estimate the sensitivity of our economic value of equity.

The information provided below sets forth, as of December 31, 2011, the calculation of the estimated changes in the Bank’s economic value of equity that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	EVE (2), Gross of Reserves	Estimated Increase (Decrease) in EVE		EVE Ratio (3)	Increase (Decrease) in EVE Ratio (in basis points)
		Amount	Percent
(Dollars in thousands)
+300	$82,789	$(44,202)	(34.8)%	8.39%	(366)
+200	103,205	(23,785)	(18.7)%	10.20%	(185)
+100	117,415	(9,576)	(7.5)%	11.35%	(70)
—	126,990	—	—	12.05%	—
-100	133,088	6,097	4.8%	12.47%	41

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the market value of assets less the market value of liabilities at each specific rate shock environment.
(3)	EVE ratio represents the calculated EVE in each rate scenario divided by the value of assets in that scenario.

The table above indicates that at December 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 19% decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in economic value of equity.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in economic value of equity. Modeling changes in economic value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the economic value of equity tables provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Net Interest Income. In addition to EVE calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or 100 basis point decrease in market interest rates. As of December 31, 2011, using our internal interest rate risk model, we estimated that our net interest income for the year ending December 31, 2012 would decrease by 7% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 4% in the event of an instantaneous 100 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk using our internal net interest income model.  Modeling changes in our internal net interest income model require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, our interest rate model assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although our internal net interest income model provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Beacon Federal Bancorp, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheets of Beacon Federal Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended. We also have audited Beacon Federal Bancorp Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Beacon Federal Bancorp Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on Beacon Federal Bancorp, Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in the accompanying Management’s Report on Internal Control over Financial Reporting as disclosed in Item 9A.  Certain deficiencies in the Company’s credit risk and loan administration functions aggregated to a material weakness in internal controls over financial reporting at December 31, 2011.  As a result of Beacon Federal Bancorp, Inc.’s credit administration process, the following deficiencies existed:

•
Loan risk ratings and classification changes used to determine the allowance for loan losses and related provision as of and during the year ended December 31, 2011 were not consistently identified and evaluated in a timely manner.  Impaired loans, including troubled debt restructurings, were also not consistently identified and evaluated in a timely manner.

•	For certain loans, documentation of loan approval during the year ended December 31, 2011 occurred after loan disbursement or renewal.

•	Due to limitations of Beacon Federal Bancorp, Inc.’s information systems, it was difficult to generate reports to identify and aggregate related loans as part of managing credit risk.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements.

    In our opinion, because of the effects of the material weakness described above, Beacon Federal Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Federal Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP

New York, New York
March 30, 2012

Beacon Federal Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2011	2010

ASSETS

Cash and cash equivalents - cash and due from financial institutions	$43,724	$12,439
Securities available for sale	144,896	162,405
Securities held to maturity (fair value of $7,207 and $10,543, respectively)	6,975	10,321
Loans held for sale	1,350	2,692
Loans, net of allowance for loan losses of $19,150 and $15,240, respectively	773,341	792,553
Federal Home Loan Bank (“FHLB”) of New York stock and other restricted stock	12,605	9,954
Premises and equipment, net	12,755	12,030
Accrued interest receivable	3,174	3,528
Foreclosed and repossessed assets	1,946	206
Bank-owned life insurance (“BOLI”)	10,994	10,639
Other assets	15,069	15,711
Total assets	$1,026,829	$1,032,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$680,856	$677,384
Federal Home Loan Bank advances	148,427	163,427
Securities sold under agreement to repurchase and other short-term borrowings	73,000	70,000
Accrued interest payable and other liabilities	4,733	4,218
Capital lease obligation	7,743	7,739
Total liabilities	914,759	922,768
Commitments and contingencies (Note 14)
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,670,993 and 7,652,816 shares issued; 6,192,727 and 6,432,922 shares outstanding, respectively	76	76
Additional paid-in capital	75,555	74,092
Retained earnings-substantially restricted	55,616	51,185
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,568)	(3,286)
Accumulated other comprehensive loss, net	(2,490)	(1,866)
Treasury stock, 1,478,266 and 1,219,894 shares at cost, respectively	(14,119)	(10,491)
Total stockholders’ equity	112,070	109,710
Total liabilities and stockholders’ equity	$1,026,829	$1,032,478

See accompanying notes to consolidated financial statements.

Beacon Federal Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Years Ended
	December 31,
	2011	2010
Interest and dividend income:
Loans, including fees	$43,339	$46,010
Securities	5,972	7,312
FHLB stock	472	598
Federal funds sold and other	13	17
Total interest income	49,796	53,937
Interest expense:
Deposits	8,420	11,338
FHLB advances	6,765	7,796
Securities sold under agreement to repurchase	2,708	2,708
Lease obligation	785	785
Total interest expense	18,678	22,627
Net interest income	31,118	31,310
Provision for loan losses	10,062	7,210
Net interest income after provision for loan losses	21,056	24,100
Noninterest income:
Service charges	4,187	3,477
Commission and fee income	626	806
Change in cash surrender value of BOLI	354	152
Gain on sale of loans	216	485
Other-than-temporary impairment (OTTI) credit loss on securities	(333)	(1,260)
Gain on sale of branch operations	3,392	-
Other	1,478	1,052
Total noninterest income	9,920	4,712
Noninterest expense:
Salaries and employee benefits	11,322	10,691
Occupancy and equipment	2,828	2,408
Advertising and marketing	473	492
Telephone, delivery and postage	785	751
Supplies	228	208
Audit and examination	799	686
FDIC premium expense	941	1,247
Other	4,918	3,877
Total noninterest expense	22,294	20,360
Income before income taxes	8,682	8,452
Income tax expense	2,951	3,087
Net income	$5,731	$5,365
Basic earnings per share	$0.95	$0.88
Diluted earnings per share	$0.93	$0.88

OTTI credit loss on securities:
Total OTTI loss on securities	$(953)	$(1,432)
Portion of OTTI loss recognized in other comprehensive loss before income taxes	620	172
OTTI credit loss on securities	$(333)	$(1,260)

See accompanying notes to consolidated financial statements.

Beacon Federal Bancorp, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2011 and 2010
(Dollars in thousands, except per share data)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares	Amount	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Shares	(Loss)/Income	Stock	Total
Balance at January 1, 2010	6,533,378	$76	$73,156	$47,019	$(3,997)	$(5,462)	$(9,533)	$101,259
Comprehensive income
Net income	-	-	-	5,365	-	-	-	5,365
Unrealized gains on available for sale securities, net of taxes of $1,297	-	-	-	-	-	3,708	-	3,708
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of ($60)	-	-	-	-	-	(112)	-	(112)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	3,596
Total comprehensive income	-	-	-	-	-	-	-	8,961
Earned ESOP shares	-	-	(24)	-	711	-	-	687
Stock-based compensation	(9,147)	-	888	-	-	-	-	888
Common stock issued under employee stock plan	8,398	-	72	-	-	-	-	72
Cash dividends, $0.20 per share	-	-	-	(1,199)	-	-	-	(1,199)
Repurchase of common stock	(99,707)	-	-	-	-	-	(958)	(958)
Balance at December 31, 2010	6,432,922	$76	$74,092	$51,185	$(3,286)	$(1,866)	$(10,491)	$109,710
Comprehensive income
Net income	-	-	-	5,731	-	-	-	5,731
Unrealized losses on available for sale securities, net of taxes of ($168)	-	-	-	-	-	(252)	-	(252)
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income, net of taxes of ($248)	-	-	-	-	-	(372)	-	(372)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(624)
Total comprehensive income	-	-	-	-	-	-	-	5,107
Earned ESOP shares			212	-	718	-	-	930
Stock-based compensation	(66)	-	963	-	-	-	-	963
Tax effect of stock-based compensation	-	-	132	-	-	-	-	132
Common stock issued under employee stock plan	24,732	-	210	-	-	-	-	210
Cash dividends, $0.22 per share	-	-	-	(1,300)	-	-	-	(1,300)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(6,489)	-	(54)	-	-	-	-	(54)
Repurchase of common stock	(258,372)	-	-	-	-	-	(3,628)	(3,628)
Balance at December 31, 2011	6,192,727	$76	$75,555	$55,616	$(2,568)	$(2,490)	$(14,119)	$112,070

See accompanying notes to consolidated financial statements.

Beacon Federal Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,731	$5,365
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	10,062	7,210
Change in fair value of servicing assets	408	224
Depreciation and amortization	1,526	1,428
ESOP expense	930	687
Amortization of stock-based compensation expense	963	888
Amortization of net deferred loan costs	2,750	2,660
Net amortization of premiums and discounts on securities	1,085	607
Gain on sale of loans	(216)	(485)
Other-than-temporary impairment credit loss on securities	333	1,260
Gain on sale of branch operations	(3,392)	-
Originations of loans held for sale	(21,561)	(43,586)
Proceeds from loans held for sale	23,119	42,319
Increase in cash surrender value of BOLI	(355)	(152)
Net change in:
Accrued interest receivable	303	360
Other assets	1,450	(2,660)
Accrued interest payable and other liabilities	35	710
Net cash provided by operating activities	23,171	16,835
Cash flows from investing activities:
Purchase of FHLB stock	(3,596)	(1,642)
Redemption of FHLB stock	3,945	3,175
Securities held to maturity:
Maturities, prepayments and calls	3,346	4,170
Securities available for sale:
Purchases	(40,789)	(63,609)
Proceeds from maturity or call	55,840	72,637
Maturities of interest-bearing deposits	-	170
Loan (originations) collections, net	(20,231)	12,869
Purchase of premises and equipment	(2,476)	(854)
Proceeds from sale of foreclosed and repossessed assets	988	1,360
Net cash (used for) provided by investing activities	$(2,973)	$28,276

Continued on following page

Beacon Federal Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Years Ended
	December 31,
	2011	2010
Cash flows from financing activities:
Net change in deposits	$82,895	$(15,913)
Proceeds from FHLB advances	250,600	89,200
Repayment of FHLB advances	(265,600)	(116,867)
Repayment of lease obligation	4	-
Cash paid in connection with sale of branch operations	(52,172)	-
Issuance of common stock	288	72
Cash dividends	(1,300)	(1,199)
Repurchase of common stock	(3,628)	(958)
Net cash provided by (used for) financing activities	11,087	(45,665)
Net change in cash and cash equivalents	31,285	(554)
Cash and cash equivalents at beginning of year	12,439	12,993
Cash and cash equivalents at end of year	$43,724	$12,439
Supplemental cash flow information:
Interest paid	$18,716	$22,656
Income taxes paid	$3,820	$6,149
Real estate and repossessions acquired in settlement of loans	$3,691	$769
Transfers to assets (liabilities) held for sale:
Loans, net	23,761	-
Premises	56	-
Accrued interest receivable	50	-
Deposits	(79,426)	-
Accrued interest payable	(5)	-

See accompanying notes to consolidated financial statements.

Beacon Federal Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010
(Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Beacon Federal Bancorp, Inc. (“Company”); the Company’s wholly owned subsidiary, Beacon Federal (“Bank” or “Beacon Federal”); and the Bank’s wholly-owned subsidiary, Beacon Comprehensive Services (“BCSC”). The Company’s principal business is the business of the Bank. Inter-company transactions and balances are eliminated in consolidation.

The Bank provides financial services through its offices in New York, Massachusetts and Tennessee. Its primary deposit products are checking, savings, money market and term certificate accounts, and its primary lending products are residential mortgage, commercial, and direct and indirect consumer loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis. As a result, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment. The Bank’s subsidiary, BCSC, sells insurance and investment products and provides tax-preparation services.

Conversion: On October 1, 2007, Beacon Federal completed its conversion from a mutual savings association to a capital stock savings association. A new holding company, Beacon Federal Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by the Company of 7,396,431 shares of common stock at $10 per share. Net proceeds of $66,212 were raised in the stock offering, after deduction of estimated conversion costs of $1,835 and excluding $5,917 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the ESOP), enabling it to purchase 591,714 shares of common stock in the offering.

Voting rights are held and exercised exclusively by the stockholders of the Company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in the amount of $44,708, which represented the Bank’s total equity as of March 31, 2007, the latest balance sheet date in the final prospectus used in the conversion.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, loan servicing rights, deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents: Cash and cash equivalents include cash and deposits with other financial institutions with original maturities under 90 days. Net cash flows are reported for customer loan and deposit transactions. Cash and cash equivalents include interest-bearing deposits in other financial institutions of $33,555 and $1,167 at December 31, 2011 and 2010, respectively.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Federal Home Loan Bank and Other Restricted Stock: The Bank is a member of the Federal Home Loan Bank of New York. The required investment in the common stock is based upon a certain percentage of the Bank’s assets and advances. Federal Home Loan Bank stock is carried at cost, which represents redemption value, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends received on such stock are reported as income.  In addition, the Bank has other restricted securities, which are comprised of community and business initiatives totaling $3.0 million at December 31, 2011.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value, under FASB ASC 825-10-25, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.  We currently retain the servicing rights on all loans sold.

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Beginning December 31, 2011, loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent.  Prior to December 31, 2011, loans were placed on non-accrual status when payment of principal or interest was more than 120 days delinquent.  Restructured loans are placed on non-accrual status if collection of principal or interest in full is in doubt. Collateral-dependent loans may be placed on nonaccrual status if the estimated proceeds, less costs to sell, of the collateral is less than the carrying value of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-impaired loans and is based on the historical loan loss experience for the last four years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings, including the capital lease, and related components, are depreciated using the straight-line method with useful lives ranging from 4 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Accrued Interest Receivable: Interest on securities and loans is accrued as earned. Accrued interest receivable as of December 31, 2011 and 2010 is summarized as follows:

	December 31,
	2011	2010

Loans	$2,605	$2,866
Securities	569	662
	$3,174	$3,528

Bank Owned Life Insurance:  In accordance with FASB ASC 325-30, “Investments-Other–Investments in Insurance Contracts,” Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Mortgage Servicing Rights: When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value option method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with other noninterest expense on the income statement.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Stock-based Compensation: Companies are required to measure and record compensation expense for stock options and other share-based payments on the instruments’ fair value on the date of grant.  The Company uses the modified prospective method.  Stock-based compensation expense is recognized over the straight-line basis over the requisite service period for all awards.

Comprehensive Income: Comprehensive income consists of net income and the unrealized gains and losses on securities available for sale (AFS), net of taxes, which is also recognized as a separate component of stockholders’ equity.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair values of the shares committed to be released during the period in accordance with the provisions of FASB ASC 718-40-30, “Compensation-Stock Compensation-Employee Stock Ownership Plans.” To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital. Dividends on allocated ESOP shares are charged to retained earnings. Dividends on allocated ESOP shares are either paid to participants of the ESOP or used to repay the ESOP loan and related accrued interest. Dividends on unallocated ESOP shares are used to repay the ESOP loan and related accrued interest.

Earnings Per Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements. In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the year.

Income Taxes:  Provisions for income taxes are based on taxes currently payable or refundable, and deferred taxes which are based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Reclassification: Reclassifications are made to prior years’ consolidated financial statements, when necessary, to conform to the current year’s presentation. These reclassifications have no effect on net income as previously reported.

New Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) by clarifying the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. The Company adopted ASU 2011-02, including the disclosures deferred by ASU 2011-01, for the quarterly reporting period ending September 30, 2011.  In accordance with ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011.  No additional loans were classified as troubled debt restructurings or additional allowance for loan losses was required under ASU 2011-02.  Refer to Note 3 to the Consolidated Financial Statements for the other required disclosures of ASU 2011-02.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not materially impact the Company.  However, it will change how the Company reports comprehensive income.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not materially impact the Company.

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

Note 2 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$2,682	$129	$-	$2,811
Collateralized mortgage obligations - Private issuer	2,461	40	(100)	2,401
Collateralized mortgage obligations - Government agency	1,832	163	-	1,995
Total	$6,975	$332	$(100)	$7,207

Available for sale:
Debt securities:
Treasuries	$100	$1	$-	$101
Agencies	3,000	7	-	3,007
Pooled trust preferred securities	10,402	-	(6,168)	4,234
Mortgage-backed securities - Residential	47,149	1,897	(8)	49,038
Collateralized mortgage obligations - Private issuer	11,669	146	(1,674)	10,141
Collateralized mortgage obligations - Government agency	76,627	1,766	(18)	78,375
Total	$148,947	$3,817	$(7,868)	$144,896

Mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are backed by single-family mortgage loans.  The Company does not have any such securities backed by commercial real estate loans.

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2010 were as follows :

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

The proceeds from maturities or calls of securities are $55.8 million and $72.6 million for the years ended December 31, 2011 and 2010, respectively.  There were no gross gains or gross losses recognized from calls of securities during the years ended December 31, 2011 and 2010.

Maturities of debt securities at December 31, 2011 are summarized as follows:

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
December 31, 2011	Cost	Value	Cost	Value

Due within one year	$-	$-	$-	$-
Due after one through five years	-	-	100	101
Due after five through ten years	-	-	2,000	2,006
Due after ten years	-	-	11,402	5,235
	-	-	13,502	7,342
Mortgage-backed securities - Residential	2,682	2,811	47,149	49,038
Collateralized mortgage obligations - Private issuer	2,461	2,401	11,669	10,141
Collateralized mortgage obligations - Government agency	1,832	1,995	76,627	78,375
	$6,975	$7,207	$148,947	$144,896

At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	loss	Value	loss	Value	loss

Pooled trust preferred securities	$-	$-	$4,234	$(6,168)	$4,234	$(6,168)
Mortgage backed securities - Residential	3,031	(8)	-	-	3,031	(8)
CMOs - Private issuer	3,046	(367)	6,018	(1,407)	9,064	(1,774)
CMOs - Government Agency	3,609	(18)	-	-	3,609	(18)
	$9,686	$(393)	$10,252	$(7,575)	$19,938	$(7,968)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	loss	Value	loss	Value	loss

Agencies	$1,940	$(55)	$-	$-	$1,940	$(55)
Pooled trust preferred securities	-	-	5,446	(6,120)	5,446	(6,120)
Mortgage backed securities - Residential	13,620	(256)	-	-	13,620	(256)
CMOs - Private issuer	-	-	12,145	(1,133)	12,145	(1,133)
CMOs - Government Agency	9,357	(68)	-	-	9,357	(68)
	$24,917	$(379)	$17,591	$(7,253)	$42,508	$(7,632)

No assurance can be made that the credit quality of the securities with unrealized losses at December 31, 2011 will not deteriorate in the future which may require future reductions in income for other-than-temporary impairment (“OTTI”) credit losses.

Pooled Trust Preferred Securities (PTPS) (6 issues with unrealized loss).  The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the present value of expected future cash flows which was more than the carrying amount for three of the six PTPS with unrealized losses. The predominate factor in the present value of expected cash flows being greater than the carrying amount was the Company holding senior tranche positions in those securities, providing a priority in receipt of the cash flows estimated to be collected.  Accordingly, the Company did not consider the unrealized losses on those three securities to be other-than-temporary credit-related losses at December 31, 2011.

Our PTPS were rated “A” (investment grade), or lower, and the lowest was rated “C” (highly vulnerable, perhaps in bankruptcy or in arrears but still continuing to pay out on obligations), as discussed below under the caption “Other-Than-Temporary Impairments.”

Mortgage-backed Securities (1 issue with unrealized loss) and Collateralized Mortgage Obligations (7 issues with unrealized loss).  The unrealized losses on the Company’s mortgage-backed securities and collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities.  Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at December 31, 2011.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC, and private issuers. Of the Company’s fifty-one CMOs, forty-one are government agency and ten are privately issued. Of the $ 1,792 of unrealized losses on CMOs, $1,774 of the losses are on privately issued securities, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Two privately issued CMOs with unrealized losses were rated investment grade and four privately issued CMOs with unrealized losses were rated subprime securities with the lowest rated “Ca.”

Individual debt securities in an unrealized loss position greater than 12 months and below investment grade with the lowest rating by security type as of December 31, 2011, are as follows:

Description	Class	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating
CMOs - Private Issuer:
CWALT 2006-19CB	A14	$3,197	$2,576	$(621)	C
ARMT 2005-3	4A1	2,133	1,618	(515)	Caa1
First Horizon ALT 2006	1A1	1,645	1,377	(268)	D
		6,975	5,571	(1,404)
Trust Preferred Securities:
Alesco Preferred Funding IV	B-1	455	62	(393)	C
US Capital Funding III 12/01/35	A-2	2,966	1,050	(1,916)	C
US Capital Funding I 05/01/34	B-2	551	200	(351)	C
		3,972	1,312	(2,660)
		$10,947	$6,883	$(4,064)

The Company’s six investment securities that are in an unrealized loss position and rated below investment grade were all originally purchased at investment grade.  Beginning with the second half of 2008, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future.  These factors include, but are not limited to, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions, ratings agency actions, and regulatory actions.  As a result of changes in these and various other factors during 2009 and 2010, Moody’s Investors Service and Standard & Poor’s downgraded multiple CMO and Trust Preferred Securities, including securities that are held by the Company.  Of the Company’s fifty-one CMOs, three are now considered to be below investment grade and in an unrealized loss position greater than 12 months.  Three of the Company’s six trust preferred securities are considered to be below investment grade and in an unrealized loss position greater than 12 months.  The deteriorating economic, credit and financial conditions have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.

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

Of our three CMOs in unrealized loss positions greater than 12 months with below investment grade rating, we have determined that all but one is other than temporarily impaired.  The ARMT 2005-3 investment is not considered other-than-temporarily impaired due to management not having an intention to sell the investment and not believing we will be required to sell the investment before recovery of its amortized cost basis and the underlying mortgages experiencing a relatively low amount of delinquencies and foreclosures of 8.8% and an average FICO score of 741 for the underlying mortgage borrowers.

We have determined that all three of the PTPS securities in unrealized loss positions greater than 12 months with below investment grade rating are other-than-temporarily impaired.  Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if they were sold at this time.

The Company has the intent not to sell or will not more likely than not be required to sell the other three PTPS until a recovery of amortized cost basis, which may be at maturity.  Based on an assessment of the credit quality of the underlying issuers and the Company’s senior tranche positions, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2011. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment.

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

OTTI credit losses on debt securities recognized in noninterest income during the year ended December 31, 2011 and OTTI non-credit losses recognized in accumulated other comprehensive loss (“AOCL”) at December 31, 2011 are summarized in the table below.  Also included in the table is the lowest credit rating of each security and the percentage of defaults and delinquencies in the underlying banks and loans supporting each trust preferred and CMO security, respectively, as of December 31, 2011:

			Non-Credit	Lowest
	Fair	OTTI Credit Loss	Loss in AOCL	Credit	Default/
Description	Value	During 2011	December 31, 2011	Rating	Delinquency
Trust preferred securities:
Alesco Preferred Funding IV	$62	$123	$393	C	42.1%

Collateralized mortgage obligations:
CWALT 2006-19CB	2,576	98	621	C	21.2%
First Horizon Alt 2006	1,377	81	268	D	19.4%
JPMMT 2007-S3	1,430	31	(6)	C	19.3%
	5,383	210	883
Total	$5,445	$333	$1,276

The Company recognized an OTTI credit loss on trust preferred securities of $123 during the year ended December 31, 2011.  The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the defaults and deferrals contributed to the OTTI credit loss.  For those trust preferred securities with OTTI credit losses, defaults and deferrals provided by a third-party broker decreased by $18.9 million as of December 31, 2011 as compared to December 31, 2010.

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

Although the third party model we use captures the illiquidity premium embedded in the yields of benchmark, publicly traded PTPS, we do not incorporate the illiquidity that currently exists in the PTPS CDO market itself. The PTPS CDO market is severely dislocated and opaque, and features a small number of sophisticated hedge funds bidding for PTPS assets held by a large number of institutions. As a result, trades have occurred over a wide range of prices that we believe contain significant discounts for distressed sales, illiquidity and complexity, and are therefore not an accurate measure of the fair value of PTPS CDOs.

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $210 during the year ended December 31, 2011.  The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of delinquent loans and decrease in credit support contributed to the OTTI credit loss.

An OTTI credit loss of $600 was related to three trust preferred securities for the prior year ended December 31, 2010.  An OTTI credit loss of $660 was related to five collateralized mortgage obligations for the year ended December 31, 2010.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects, for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010
Credit related impairments with a portion recognized in other comprehensive loss:
Beginning balance	$4,553	$3,293
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	333	1,260
Ending balance	$4,886	$4,553

Note 3 – Loans, Net

Loans, net are summarized as follows:

	December 31,
	2011	2010

Residential real estate:
1-4 family	$185,509	$182,832
Home equity	128,370	157,629
Total Residential real estate	313,879	340,461
Commercial :
Commercial business	82,383	85,960
Commercial real estate	167,955	146,433
Multi-family real estate	35,854	26,944
Commercial - 1-4 family real estate	14,979	10,024
Construction	13,034	22,030
Total Commercial	314,205	291,391
Consumer:
Auto - indirect	115,712	119,723
Auto - direct	18,758	25,459
Other consumer - secured	18,934	18,669
Other consumer - unsecured	6,765	7,495
Total Consumer	160,169	171,346
Gross loans	788,253	803,198
Net deferred loan costs	4,238	4,595
Allowance for loan losses	(19,150)	(15,240)
	$773,341	$792,553

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010.

	2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,288	$12,070	$1,844	$38	$15,240
Provision for loan losses	774	8,295	1,031	(38)	10,062
Charge-offs	(545)	(4,660)	(1,389)	-	(6,594)
Charge-offs for loans transferred to held for sale	(240)	-	-	-	(240)
Recoveries	16	150	516	-	682
Ending balance	$1,293	$15,855	$2,002	$-	$19,150

Year-end allowance balance attributed to loans:
Individually evaluated for impairment	$16	$7,966	$-	$-	$7,982
Collectively evaluated for impairment	1,277	7,889	2,002	-	11,168

Loan balance individually evaluated for impairment	$3,232	$39,524	$-	$-	$42,756
Loan balance collectively evaluated for impairment	310,647	274,681	160,169	-	745,497
	$313,879	$314,205	$160,169	$-	$788,253

	2010
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,590	$11,251	$2,787	$3	$15,631
Provision for loan losses	(80)	6,999	256	35	7,210
Charge-offs	(295)	(6,183)	(1,542)	-	(8,020)
Recoveries	73	3	343	-	419
Ending balance	$1,288	$12,070	$1,844	$38	$15,240

Year-end allowance balance attributed to loans:
Individually evaluated for impairment	$5	$2,739	$-	$-	$2,744
Collectively evaluated for impairment	1,283	9,331	1,844	38	12,496

Loan balance individually evaluated for impairment	$881	$9,481	$-	$-	$10,362
Loan balance collectively evaluated for impairment	339,580	281,910	171,346	-	792,836
	$340,461	$291,391	$171,346	$-	$803,198

Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

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

(1)
specific allowances established for any impaired loans for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows or loans otherwise adversely classified; and

(2)
general allowances for loan losses for each loan type based on the historical loan loss experience for the last four years, including qualitative adjustments to historical loss experience, maintained to cover uncertainties that affect our estimate of probable losses for each loan type.  Portions of the general allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment should be charged-off.

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

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $3.5 million at December 31, 2011, compared to $3.9 million at December 31, 2010.

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

The qualitative loan loss allowance on the non-impaired loan portfolio was $7.7 million at December 31, 2011 and $8.6 million at December 31, 2010.

For homogeneous loan pools, such as 1-4 family residential mortgages, home equity lines of credit and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a monthly basis by the Bank’s collection area and on a quarterly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at December 31, 2011 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools at December 31, 2011 is presented in the recorded investment in nonaccrual loans table.

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

The year-end recorded investment of nonaccrual loans, segregated by class of loans, were as follows:

	December 31
	2011	2010
Residential real estate:
1-4 family	$250	$1,059
Home equity	632	158
Commercial :
Commercial business	18,128	984
Commercial real estate	9,764	4,633
Multi-family real estate	755	3,200
Commercial - 1-4 family real estate	1,648	-
Construction	267	314
	$31,444	$10,348

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2011 was as follows:

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$60	$199	$250	$-	$185,000	$185,509	$-
Home equity	672	232	84	548	126,834	128,370	-
Commercial :
Commercial business	4,042	717	401	91	77,132	82,383	-
Commercial real estate	1,834	-	400	1,738	163,983	167,955	-
Multi-family real estate	-	-	-	755	35,099	35,854	-
Commercial - 1-4 family real estate	15	50	-	1,648	13,266	14,979	-
Construction	-	1,126	-	208	11,700	13,034	-
Consumer:
Auto - indirect	2,306	104	-	-	113,302	115,712	-
Auto - direct	109	4	-	-	18,645	18,758	-
Other consumer - secured	92	-	-	-	18,842	18,934	-
Other consumer - unsecured	37	1		-	6,727	6,765	-
Total	$9,167	$2,433	$1,135	$4,988	$770,530	$788,253	$-

Nonperforming loans totaled $43.6 million for the year ended December 31, 2011.  Of the $43.6 million of nonperforming loans, $31.4 million are on nonaccrual status.  Of the $31.4 million loans on nonaccrual status $20.6 million are current and $10.8 million are past due.  Large groups of smaller balance homogenous loans consisted of consumer and residential real estate loans that totaled $0.9 million for the year ended December 31, 2011 and these loans were collectively evaluated for impairment.

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows:

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$303	$-	$345	$1,059	$181,125	$182,832	$345
Home equity	470	235	185	158	156,581	157,629	185
Commercial :
Commercial business	2,276	555	543	984	81,602	85,960	543
Commercial real estate	361	668	-	4,633	140,771	146,433	-
Multi-family real estate	-	-	-	3,200	23,744	26,944	-
Commercial - 1-4 family real estate	-	-	1,500	-	8,524	10,024	1,500
Construction	-	-	-	314	21,716	22,030	-
Consumer:
Auto - indirect	1,750	33	-	-	117,940	119,723	-
Auto - direct	141	7	-	-	25,311	25,459	-
Other consumer - secured	82	-	-	-	18,587	18,669	-
Other consumer - unsecured	28	6	2	-	7,459	7,495	2
Total	$5,411	$1,504	$2,575	$10,348	$783,360	$803,198	$2,575

Impaired loans are set forth in the following tables.

	December 31, 2011					Year Ended December 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized

Residential real estate:
1-4 family	$3,232	$-	$3,232	$3,232	$16	$877	$31
Commercial :
Commercial business	23,361	5,493	17,705	23,198	6,878	2,076	96
Commercial real estate	14,889	7,050	6,607	13,657	734	2,852	63
Multi-family real estate	1,772	452	303	755	91	755	-
Commercial - 1-4 family real estate	1,647	1,500	147	1,647	88	1,537	-
Construction	267	-	267	267	175	15	-
Total	$45,168	$14,495	$28,261	$42,756	$7,982	$8,112	$190

	December 31, 2010					Year Ended December 31, 2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized

Residential real estate:
1-4 family	$881	$-	$881	$881	$5	$422	$15
Commercial :
Commercial business	4,225	245	2,593	2,838	1,333	2,376	18
Commercial real estate	6,540	2,390	1,516	3,906	846	5,321	20
Multi-family real estate	4,117	1,297	1,126	2,423	430	4,009	162
Construction	314	-	314	314	130	37	1
Total	$16,077	$3,932	$6,430	$10,362	$2,744	$12,165	$216

Credit quality indicators.  As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators.  For non-commercial loans, management analyzes primarily historical payment experience, credit documentation and current economic trends.  Additionally, for commercial loans, management tracks loans based on risk ratings.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents risk rated classified loans by class of commercial loan.

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial business	$29,086	$19,993	$25,602	$7,702	82,383
Commercial real estate	135,280	9,663	22,507	505	167,955
Multi-family real estate	33,045	2,054	-	755	35,854
Commercial- 1-4 family real estate	12,361	489	1,981	148	14,979
Construction	11,898	415	513	208	13,034
	$221,670	$32,614	$50,603	$9,318	314,205

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial business	$75,886	$1,435	$7,793	$846	85,960
Commercial real estate	132,053	2,903	11,477	-	146,433
Multi-family real estate	23,642	-	2,561	741	26,944
Commercial - 1-4 family real estate	8,239	285	1,500	-	10,024
Construction	$20,447	1,269	314	-	22,030
	260,267	$5,892	$23,645	$1,587	291,391

Loan modifications.  The Company had the following restructured loans classified by type of concession made:

	December 31, 2011
Type of concession	# of Loans	Unpaid principal balance	Allocated allowance
		(Dollars in thousands)

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	10	$4,095	$826
Term extended and interest rate reduced (reduced to market rate)	13	10,454	1,837

Residential 1-4 family loan - non collateral-dependent
Term extended and interest rate reduced to below-market rate	2	$3,232	$95

	December 31, 2010
Type of concession	# of Loans	Unpaid principal balance	Allocated allowance
		(Dollars in thousands)
Commercial loans - non collateral-dependent
Interest-only for 6 to 12 months	9	$1,766	$1,098

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	8	$4,922	$927
Interest-only for 24 months at a below-market interest rate	1	1,501	-
Term extended and interest rate reduced (reduced to market rate)	2	598	154

Residential 1-4 family loan - non collateral-dependent
Term extended and interest rate reduced to below-market rate	1	$881	$5

At December 31, 2011 and 2010, there were $4,445 and $3,412, respectively, of restructured loans classified as nonaccrual loans and nonperforming loans.

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

During the periods ended December 31, 2011 and 2010, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

We establish a specific allowance when loans are determined to be impaired, including troubled debt restructurings. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The Company has allocated specific allowance for loan losses of $2.0 million and $5 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and December 31, 2010, respectively.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2011 and 2010.

Following is a summary of troubled debt restructurings during the year ended December 31, 2011:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Residential real estate:
1-4 family	2	$3,232	$3,232
Commercial business	9	7,147	7,147
Commercial real estate	5	6,148	6,148
Total	16	$16,527	$16,527

Following is a summary of troubled debt restructurings at December 31, 2011:

	Number of	Recorded
	Contracts	Investment
Residential real estate:
1-4 family	2	$3,232
Commercial business	9	7,230
Commercial real estate	5	5,492
Total	16	$15,954

The Company had ten TDRs totaling $12,195 as of December 31, 2011, which were included in impaired loans on accrual status since these loans were performing in accordance with the restructured terms.

Troubled debt restructurings that have occurred during the previous twelve months, which subsequently defaulted during the year ended December 31, 2011 totaled $3.4 million, of which $1.6 million were commercial real estate loans and $1.8 million were commercial business loans.

At December 31, 2010, there were two TDRs totaling $2,382.  A TDR of $1,501 was included in impaired and nonaccrual loans, while the remaining $881 TDR was included in impaired loans on accrual status.

The terms of certain other loans were modified during the year ended December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $1.8 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default or any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

In general, a delay in payment is considered to be insignificant if it is less than three months.

Note 4 – Premises and Equipment, net

Premises and equipment, net of accumulated depreciation are summarized as follows:

	December 31,
	2011	2010

Land	$654	$744
Buildings and improvements	5,137	5,150
Capital lease for building	7,800	7,800
Furniture, fixtures and equipment	5,193	4,423
	18,784	18,117
Accumulated depreciation	(6,029)	(6,087)
	$12,755	$12,030

Depreciation expense was $1,526 and $1,428 for the years ended December 31, 2011 and 2010, respectively.

The Company has a capital lease for the corporate headquarters and branch located on Manlius Center Road, East Syracuse, New York.  The lease term is for 25 years with two, five-year lease renewal options.

Following is a summary of future minimum lease payments, exclusive of real estate taxes and operating expenses.

December 31,
2011

January 1, 2012 through December 31, 2012	$782
January 1, 2013 through December 31, 2013	782
January 1, 2014 through December 31, 2014	821
January 1, 2015 through December 31, 2015	860
January 1, 2016 through December 31, 2016	860
Thereafter	16,334
Total minimum lease payments	20,439
Less amount representing interest	12,696
Present value of net minimum lease	$7,743

The Company has an operating lease for its Chelmsford, MA branch premises, with a non-cancelable 10-year term ending in 2020.  The Company has the option to extend the lease for an additional two five-year terms upon completion of the initial term.  Rental expense included in operating expenses amounted to $72 and $24 in 2011 and 2010, respectively.

The future minimum rental payments as of December 31, 2011 are as follows:

2012	$72
2013	72
2014	72
2015	76
2016	82
Thereafter	295
Total	$669

Note 5 – Foreclosed and Repossessed Assets

Foreclosed and repossessed assets were as follows:

	December 31,
	2011	2010

Foreclosed and repossessed assets	$1,946	$206

There was no activity in the allowance for losses on foreclosed and repossessed assets for any years covered by the consolidated financial statements.

Note 6 – Mortgage Servicing Rights

Mortgage loans, including securitized loans, serviced for others at December 31, 2011 and 2010 were $137,976 and $140,787, respectively.  Custodial escrow balances maintained in connection with loans serviced for others were $1,091 and $956 at December 31, 2011 and 2010, respectively. The activity in mortgage servicing rights for the years ended December 31, 2011 and 2010 were as follows:

	Years Ended December 31,
	2011	2010

Beginning balance	$1,032	$900
Additions	166	356
Change in fair value included in noninterest expense	(408)	(224)
Ending balance	$790	$1,032

The fair value of the mortgage servicing rights were determined using discount rates ranging from 9.25% to 10.25%, depending upon the stratification of the specific right, expected annual prepayment rates ranging primarily from 6.0% to 39.2% (6.3% to 30.2% at December 31, 2010), weighted-average life of prepayable loans of 11.4 years (5.5 years at December 31, 2010), ancillary income of $10 per loan annually, cost to service of $55 per loan annually, acquisition costs of $10 per loan annually, float earnings rate of 0.25% per annum, foreclosure costs of $500 per loan annually and a 15 to 30 day delinquency rate of 5%.

Servicing fee income, which is reported on the income statement as noninterest income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.  Servicing fees totaled $0.4 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively.  Late fees and ancillary fees related to loan servicing are not material.

Note 7 – Deposits

Deposits are summarized as follows:

	December 31,
Description and interest rate	2011	2010

Noninterest-bearing checking	$47,152	$42,468
Interest-bearing checking accounts	62,453	62,757
Savings accounts	101,897	108,335
Money market accounts	205,565	142,450
Total transaction accounts	417,067	356,010
Certificates:
Less than 1.00%	78,578	45,521
1.00 -1.99%	93,668	109,330
2.00 - 2.99%	36,824	86,474
3.00 - 3.99%	49,186	64,419
4.00 - 4.99%	5,533	15,630
Total certificates	263,789	321,374
Total deposits	$680,856	$677,384

At December 31, 2011 and 2010, brokered deposits were $80,849 and $73,959, respectively.  Brokered deposits represent an alternative source of funds and currently have a lower interest rate than local, retail deposits.  Brokered deposits are highly susceptible to withdrawl if rates are not competitive. Time deposits of $100 or more at December 31, 2011 and 2010 were $166,484 and $123,501, respectively.  Generally, deposits in excess of $250 are not Federally insured.

Scheduled maturities of time deposits for the next five years were as follows:

December 31,
2011

First year	$163,856
Second year	63,186
Third year	32,911
Fourth year	3,724
Fifth year	112
$263,789

Interest expense on deposits was as follows:

	Years Ended December 31,
	2011	2010

Checking and money market accounts	$1,983	$2,170
Savings accounts	545	466
Certificates	5,892	8,702
	$8,420	$11,338

Note 8 - Borrowings

Fixed-rate advances from FHLB of New York payable at their maturity dates are summarized as follows:

	Weighted-Average			Weighted-Average
	Interest Rate	December 31,		Interest Rate
Maturity	December 31, 2011	2011	2010	December 31, 2010

Within one year	4.54%	$121,427	$10,000	3.05%
Second year	3.39%	22,000	121,427	4.54%
Third year	-	-	22,000	3.39%
Fourth year	-	-	-	-
Fifth year	-	-	-	-
Thereafter	3.39%	5,000	10,000	3.11%
		$148,427	$163,427
Weighted-average rate		4.33%	4.02%

At December 31, 2011, interest rates on advances ranged from 3.07% to 4.95%.  At December 31, 2011, the advances were collateralized by first mortgage loans under a blanket lien arrangement and securities of $153,443 and $41,465, respectively.  At December 31, 2010, the advances were collateralized by first mortgage loans under a blanket lien arrangement and securities of $151,427 and $55,151, respectively.  Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow up to an additional $44,445 at December 31, 2011.  There would be prepayment penalities assessed should the Bank prepay any of the borrowings.

Securities sold under agreement to repurchase were as follows:

	Interest Rate	December 31,
Maturity	December 31, 2011	2011	2010

August 4, 2013	3.78%	$10,000	$10,000
August 19, 2013	3.70%	10,000	10,000
September 4, 2013	3.37%	10,000	10,000
January 22, 2018	3.83%	10,000	10,000
January 24, 2018	3.45%	10,000	10,000
May 1, 2018	4.35%	20,000	20,000
		$70,000	$70,000
Fair value of pledged securities		$83,469	$75,287
Average balance of borrowings		$70,001	$70,001
Maximum balance at any month end		$70,000	$70,000
Average rate at year end		3.83%	3.83%
Average rate for year		3.87%	3.87%

In addition, the Bank has other short-term borrowings of $3.0 million at December 31, 2011 related to its investment in other restricted securities.

Note 9 – Benefit Plans

401 (K) Plan: Participants are permitted to make elective deferrals to a maximum of 75% of their compensation, not to exceed the annual Internal Revenue Service’s published maximum contribution.  The Bank shall contribute to each eligible participant’s account an amount equal to 60% of the participant’s elective deferrals up to a maximum of 6% of compensation.  The Bank shall have the right to make a discretionary contribution.  Participants are fully vested after five years of service.  Expense for the years ended December 31, 2011 and 2010 was $226 and $205, respectively.

Employee Stock Ownership Plan (“ESOP”):  In conjunction with the stock offering, $5,917 was loaned by the Company to a trust for the ESOP, enabling it to purchase 591,714 shares of common stock.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released will be allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.

Participating employees are those which complete at least 1,000 hours of service during the plan year, which begins January 1.  Participant benefits become 20% vested after one year of service, and 20% for each additional year of service until benefits are 100% vested after 5 years of service.  The Bank makes at least minimum annual contributions to the ESOP equal to the ESOP’s debt service, less dividends on unallocated and allocated (if any) ESOP shares used to repay the ESOP loan. Dividends on allocated ESOP shares are charged to retained earnings.  Dividends on allocated and unallocated ESOP shares were used to repay the ESOP loan and related accrued interest during the years ended December 31, 2011 and 2010.  The ESOP shares are pledged as collateral on the ESOP loan.  As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants.  ESOP expense for 2011 and 2010 was $930 and $687, respectively.  The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2011 were 263,108, 71,852 and 256,754, respectively.  The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2010 were 191,990, 71,118 and 328,606, respectively.  The fair value of unreleased ESOP shares at December 31, 2011 and 2010 was $3,561 and $3,877, respectively.

Equity Incentive Plan:  The Company has an equity incentive program (the “2008 Plan”) for directors, officers and employees of the Bank.  Under this program, the Company authorized the award of up to 739,643 shares pursuant to grants of stock options and up to 295,857 shares of common stock may be issued as restricted stock awards.  As of December 31, 2011, the Company has authorization to grant up to 105,103 additional shares of Company common stock for these instruments.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.  Options expire ten years from the date of the grant.  All stock options and stock awards granted are vested over a three-year period.

Under the measurement provisions of FASB ASC 718-10-30 and FASB ASC 718-10-35, “Compensation-Stock Compensation,” compensation expense is recognized based on the fair value of awards granted which includes restricted stock and stock options, at the grant date and is recognized on a straight-line basis over the requisite service period, generally defined as the vesting period.  The Company has estimated the fair value during 2011 to be $3.72 per award granted under its stock option plan utilizing the Black-Scholes pricing model.

The assumptions used in the Black-Scholes pricing model were as follows:

	Years Ended
	December 31,
	2011	2010

Expected dividend yield	2.00%	2.00%
Risk-free interest rate	2.37%	2.26%
Expected life of options (in years)	6.0	6.0
Expected volatility	34.25%	36.82%

The expected dividend yield is based on the current quarterly dividend in effect at the time of the grant.  The risk-free interest rate is based on the 7-year U.S. Treasury Constant.  The expected life of options is based on experience.   The expected volatility is based on the Company’s historical trading activity.

Stock option compensation expense is as follows:

	Years Ended
	December 31,
	2011	2010

Pre-tax	$468	$273
After-tax	281	164
Basic and diluted earnings per share	$0.05	$0.03

At December 31, 2011, the total unrecognized expense related to non-vested stock options was approximately $577 and is expected to be recognized over the weighted-average period of 1.83 years.

A summary of the Company’s stock option activity under the Plan is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at January 1, 2010	405,134	$8.23	8.90	$474
Granted	155,065	9.06	9.48	425
Exercised	(8,398)	8.23		15
Forfeited	(24,291)	8.28
Outstanding at December 31, 2010	527,510	$8.47	8.36	$1,756

Granted	153,735	$12.60	9.08	$195
Exercised	(24,732)	8.48		128
Forfeited	(7,168)	10.67
Outstanding at December 31, 2011	649,345	$9.42	7.76	2,887
Exercisable at December 31, 2011	399,050	$8.32	7.08	$2,215
At December 31, 2011 share options expected to vest in the future	247,075	$11.19	8.84	$663

During the year ended December 31, 2011 proceeds from stock option exercises totaled $210 and the related windfall tax benefits from exercise were approximately $31.

During the year ended December 31, 2010 proceeds from stock option exercises totaled $72 and the related windfall tax benefits from exercise were approximately $6.

During the years ended December 31, 2011 and 2010, common stock options of 6,489 shares and 0 shares, respectively, were surrendered to satisfy tax withholding obligations.

A summary of the Company’s restricted stock award expense is as follows:

	Years Ended
	December 31,
	2011	2010

Pre-tax	$495	$614
After-tax	297	368
Basic and diluted earnings per share	$0.05	$0.06

At December 31, 2011, there was no unrecognized expense related to restricted stock awards.

A summary of the Company’s non-vested stock award activity for the year ended December 31, 2011 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2011	72,871	$8.23
Granted	-	-
Vested	(72,702)	8.23
Forfeited	(169)	8.23
Nonvested at December 31, 2011	-	$-

Restricted stock awards that vested during the year had a fair value of $598 and $600 for the years ended December 31, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan (“SERP”): The President and CEO of the Company and Bank will receive 40% of his highest base salary paid during either the current plan year or any of the previous three full plan years before retirement, including amounts deferred to any tax-qualified or non-qualified employee benefit plans, payable for the remainder of his lifetime with a guarantee of 180 monthly payments.  If the President and CEO dies before receiving all monthly payments, his beneficiary will be paid the present value of the remaining payments in a lump sum.  Plan benefits vest at the rate of 20% per year and become fully vested on death or disability.  SERP expense is recognized over the remaining service period of the President and CEO based upon the present value of benefits expected to be provided under the SERP.  SERP expense for the years ended December 31, 2011 and 2010 was $369 and $329, respectively.

Note 10 – Income Taxes

Income tax expense was as follows:

	Years Ended December 31,
	2011	2010

Current:
Federal	$4,274	$4,034
State	878	592
	5,152	4,626
Deferred:
Federal	(1,755)	(1,230)
State	(446)	(309)
	(2,201)	(1,539)
Total income tax expense	$2,951	$3,087

The provision for income taxes differs from the Federal statutory corporate tax rate as follows:

	Years Ended December 31,
	2011	2010

Federal statutory rate of 34% times financial statement income	$2,952	$2,874
Effect of:
BOLI income	(120)	(51)
State taxes, net of federal benefit	285	187
Other, net	(166)	77
Total income tax expense	$2,951	$3,087

Effective tax rate	34.0%	36.5%

The components of the net deferred tax assets included in other assets are summarized as follows:

	December 31,
	2011	2010

Deferred tax assets:
Allowance for loan losses	$7,307	$5,761
Unrealized loss on securities available for sale	416	1,143
Impairment loss on securities	2,814	1,692
Deferred compensation	403	260
Capitalized interest	748	445
Incentive compensation plans	332	227
Mortgage servicing rights	373	216
Nonaccrual interest	223	372
Other	112	121
	12,728	10,237

Deferred tax liabilities:
Net deferred loan costs	1,617	1,737
Accumulated depreciation	354	386
Other	39	12
	2,010	2,135
Net deferred tax assets	$10,718	$8,102

The Company has determined that no valuation allowance is necessary as it is more likely than not that the gross deferred tax assets will be realized through future reversals of existing temporary differences and through future taxable income.

At December 31, 2011 and 2010, the Company had $0 and $190 of unrecognized tax benefits, which would affect the effective tax rate if recognized.  The Company is subject to U.S. Federal income taxes, as well as State of New York, Massachusetts, Texas (through 2010) and Tennessee income taxes.  Income tax returns filed for the tax years ended December 31, 2008 through December 31, 2010 remain open to examination by these jurisdictions.  We recognize interest and penalties related to tax positions in income tax expense in accordance with the recognition provisions under FASB ASC 740-10-25.   We incurred no interest or penalties during 2011 or 2010.

The change in the balance of gross unrecognized tax benefits is summarized as follows:

	Years Ended December 31,
	2011	2010

Beginning balance	$190	$190
Increases (decreases)- prior year tax positions	-	-
Decreases-settlements with taxing authorities	-	-
Decreases-expiration of statute of limitations	(190)	-
Ending balance	$-	$190

Note 11 – Related Party Transactions

Loans to principal officers, directors and their affiliates were as follows:

Year Ended
December 31,
2011

Balance, beginning of year	$1,887
Additions	45
Repayments	(632)
Balance, end of year	$1,300

Deposits from principal officers, directors and their affiliates at December 31, 2011 and 2010 were $894 and $707, respectively.

Note 12 – Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements. In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the year. Basic and diluted earnings per share are summarized as follows:

	Years Ended
	December 31,
	2011	2010

Basic earnings per share:

Net income	$5,731	$5,365
Less dividends paid:
Common stock	1,285	1,169
Participating securities	15	30

Undistributed earnings	$4,431	$4,166

Weighted-average basic shares outstanding	5,978	5,985
Add: weighted-average participating securities outstanding	67	146
Total weighted-average basic shares and participating securities outstanding	6,045	6,131

Distributed earnings per share	$0.22	$0.20
Undistributed earnings per share	0.73	0.68
Net income per share	$0.95	$0.88

Diluted earnings per share:

Undistributed earnings	$4,431	$4,166

Total weighted-average basic shares and participating securities outstanding	6,045	6,131
Add: Dilutive stock options	111	21
Total weighted-average diluted shares and participating securities outstanding	6,156	6,152

Distributed earnings per share	$0.21	$0.20
Undistributed earnings per share	0.72	0.68
Net income per share	$0.93	$0.88

Anti-dilutive option shares	11	9

Note 13 – Bank Capital Requirements

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At December 31, 2011 the Bank met all capital adequacy requirements.  Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.   If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At December 31, 2011 and 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$104,512
Disallowed deferred tax assets	(673)
Unrealized loss on AFS securities	2,490
Tier 1 (Core) Capital and Tangible Capital	106,329	10.32%	$15,453	1.50%
General valuation allowance (1)	9,815
Deduction for low-level recourse	(2,036)
Total Capital to risk-weighted assets	$114,108	14.53%	$62,818	8.00%	$78,522	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$104,293	13.28%	$31,409	4.00%	$47,113	6.00%
Tier 1 (Core) Capital to adjusted total assets	$106,329	10.32%	$41,208	4.00%	$51,510	5.00%
(1) Limited to 1.25% of risk-weighted assets.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$97,200
Disallowed deferred tax assets	(192)
Unrealized loss on AFS securities	1,866
Tier 1 (Core) Capital and Tangible Capital	98,874	9.55%	$15,531	1.50%
General valuation allowance (1)	9,981
Deduction for low-level recourse	(1,665)
Total Capital to risk-weighted assets	$107,190	13.42%	$63,877	8.00%	$79,847	10.00%
Tier 1 (Core) Capital to risk- weighted assets	$97,209	12.17%	$31,939	4.00%	$47,908	6.00%
Tier 1 (Core) Capital to adjusted total assets	$98,874	9.55%	$41,415	4.00%	$51,768	5.00%
(1) Limited to 1.25% of risk-weighted assets.

The Qualified Thrift Lender test requires that at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the Bank must convert to a commercial bank charter.  Management believes that this test has been met.

Note 14 – Commitments and Financial Guarantees

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used and commitments are generally made for 180 days or less.  Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Standby letters of credit are unconditional commitments issued by the Bank to guarantee the performance of the borrower to a third party.  The guarantees in general extend for a term of up to one year and are fully collateralized by general corporate assets.

The contractual amount of financial instruments with off-balance sheet risk was as follows:

	December 31, 2011		December 31, 2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$25,616	$22,318	$12,438	$31,019
Unused lines of credit	$2,279	$51,060	$3,704	$56,828
Range of fixed-rate commitments	3.375%-15.00%		3.25%-15.00%	-

The following instruments are considered financial guarantees and are carried at fair value. The contract amount and fair value of these instruments was as follows:

	December 31, 2011		December 31, 2010
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$1,621	$-	$1,191	$-
Limited recourse obligations related to loans sold	$2,036	$-	$1,664	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an agreement that allows selling residential loans up to $90.0 million to the FHLB of New York.  Approximately $57.6 million has been sold through December 31, 2011 under the current and previous agreements.  Under the agreements, the Bank has a maximum credit enhancement of $2.0 million at December 31, 2011.   Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

Note 15 – Fair Value Measurements and Financial Instruments

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

In determining the amount of currently performing collateral for purposes of modeling the expected future cash flows, management analyzed the default and deferral history.  This review indicated significant increases in the number and amount of defaults and deferrals by the financial institution issuers.  We assume that all deferrals will default, and 10% recoveries for deferrals and no recoveries for the failed banks.  Additionally, management has noted the correlation between the rising levels of nonperforming loans as a percent of tangible equity plus loan loss reserves, by those issuers that have defaulted and/or, deferred interest payments.  Therefore, management has used this ratio as a primary indicator to project the levels of future defaults for fair value analysis purposes.

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

Subsequent to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) we expect that banks with total assets greater than $15 billion will call their PTPS within the first six months of 2013.  To account for future growth and consolidation expected in the industry, we assume banks that currently have $13 billion in total assets will reach the $15 billion threshold by early 2013.  We believe that profitable, well capitalized banks will begin to call PTPS with fixed rate coupons above 9%, or floating rate coupons with spreads above 325 basis points.  We are assuming that these prepayments will occur sometime in the middle of 2012.  In addition, we are assuming prepayments of 5% every five years to account for further industry growth and isolated prepayments unrelated to the Dodd-Frank Act.

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

The Company estimates fair values on mortgage servicing rights using Level 2 inputs, which include discounted cash flows based on current market pricing. The Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with other noninterest expense on the income statement.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

The Company had outstanding forward sales contracts of $5.0 million in notional value, matched against $5.4 million of interest rate lock commitments at December 31, 2011.  The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $145 and $41, respectively, at December 31, 2011 and were accounted for at fair value as an undesignated derivative with a $56 fair value gain on the interest rate lock commitments and a $121 gain on the mandatory forward sales contracts recognized in noninterest income for the year ended December 31, 2011.  The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.  The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company.  Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs.  The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they relate to these derivative instruments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.  The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
Debt securities:
U.S. Treasury and agencies	$101	$3,007	$-	$3,108
Pooled trust preferred securities	-	-	4,234	4,234
Mortgage-backed securities - Residential	-	49,038	-	49,038
Collateralized mortgage obligations - Private issuer	-	10,141	-	10,141
Collateralized mortgage obligations - Government agency	-	78,375	-	78,375
	$101	$140,561	$4,234	$144,896

Loans held for sale	$-	$1,350	$-	$1,350

Mortgage servicing rights	$-	$790	$-	$790

Loan commitment derivatives	$-	$145	$-	$145

Liabilities

Sales contract derivatives	$-	$41	$-	$41

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $5 as of December 31, 2011.

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

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $34 as of December 31, 2010.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3).  A reconciliation of the beginning and ending balances for trust preferred securities using Level 3 inputs was as follows (dollars in thousands):

	Years ended December 31,
	2011	2010

Beginning balance	$5,446	$5,012
Transfers into Level 3	-	-
Capitalized interest	-	9
Principal paydowns	(1,041)	(590)
Total gains (losses):
Realized in income	(123)	(600)
Unrealized in other comprehensive income	(48)	1,615
Ending balance	$4,234	$5,446

Financial Assets Measured at Fair Value on a Non-Recurring Basis.  Assets measured at fair value on a non-recurring basis at December 31, 2011, include impaired loans of $31.1 million, net of allowance for loan losses of $4.5 million, utilizing level 3 inputs.  At December 31, 2010 there were impaired loans of $3.7 million, net of allowance for loan losses of $2.7 million, utilizing level 3 inputs. The impaired loans are collateral dependent.

The activity in the allowance for losses on impaired loans during the year ended December 31, 2011 was as follows (dollars in thousands):

Balance at January 1, 2011	$2,744
Provision for loan losses	6,286
Loans charged off	(4,660)
Recoveries	150
Balance at December 31, 2011	$4,520

Nonfinancial assets measured on a non-recurring basis at December 31, 2011 and 2010 include foreclosed and repossessed assets of $1,946 and $206, respectively, utilizing Level 3 inputs.  There was no provision for losses on these assets during 2011 or 2010.

Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows:

	December 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$43,724	$43,724	$12,439	$12,439
Securities available for sale	144,896	144,896	162,405	162,405
Securities held to maturity	6,975	7,207	10,321	10,543
Loans held for sale	1,350	1,350	2,692	2,692
Loans, net	773,341	786,152	792,553	812,908
Mortgage servicing rights	790	790	1,032	1,032
FHLB stock and other restricted stock	12,605	N/A	9,954	N/A
Accrued interest receivable	3,174	3,174	3,528	3,528

Financial liabilities:
Deposits	680,856	678,108	677,384	683,008
Federal Home Loan Bank advances	148,427	152,433	163,427	172,049
Securities sold under agreement to repurchase and other short-term borrowings	73,000	79,158	70,000	77,464
Accrued interest payable	$1,454	$1,454	$1,492	$1,492

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  It is not practicable to determine the fair value of FHLB stock and other restricted stock due to the restriction placed on its transferability.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt is based on current rates for similar financing.  The fair value of off-balance sheet items is not considered material.

The discounted cash flow models used to determine fair value are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows.

Note 16 – Gain on Sale of Branch Operations

During December 2011, Beacon Federal  sold its Tyler, Texas branch operations to MidSouth Bank, N.A., a subsidiary of MidSouth Bancorp, Inc., (“MidSouth”).  MidSouth assumed $79.4 million of deposits associated with the branch for a premium of 4%, based upon deposits of $73.9 million as of July 31, 2011 and purchased $23.8 million of loans, or 99% of the principal loan balances, as well as premises and equipment and accrued interest.

The following summarizes the assets sold, liabilities transferred and net cash outflows in connection with the sale of the branch operations:

Assets Sold:
Loans, net of allowance for loan losses of $240	$23,761
Accrued interest on loans	50
Premises and equipment, net	56
23,867
Liabilities Transferred:
Deposits	79,426
Accrued interest payable and other liabilities	5
79,431
Net liabilities transferred	(55,564)
Gain on sale of branch operations	3,392
Net cash outflows in connection with sale of branch operations	$(52,172)

Note 17 – Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Beacon Federal Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010

ASSETS

Cash and cash equivalents	$5,040	$9,402
Investment in Bank	104,512	97,200
ESOP note receivable	2,551	3,215
Other assets	1	-
Total assets	$112,104	$109,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$34	$107
Common stock	76	76
Additional paid-in capital	75,555	74,092
Retained earnings-substantially restricted	55,616	51,185
Unearned ESOP shares	(2,568)	(3,286)
Accumulated other comprehensive loss, net	(2,490)	(1,866)
Treasury stock	(14,119)	(10,491)
Total stockholders’ equity	112,070	109,710
Total liabilities and stockholders’ equity	$112,104	$109,817

STATEMENTS OF INCOME
(Dollars in Thousands)

	Years Ended December 31,
	2011	2010
Interest and dividend income:
Interest income on ESOP note receivable	$105	$125
Interest income-other	15	55
Total interest and dividend income	120	180
Noninterest expense	144	173
(Loss) income before income taxes and equity in undistributed income of Bank	(24)	7
Income taxes	-	-
Net (loss) income before equity in undistributed income of Bank	(24)	7
Equity in undistributed income of Bank	5,755	5,358
Net income	$5,731	$5,365

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,731	$5,365
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed net income of Bank	(5,755)	(5,358)
Increase in other assets	(1)	-
Decrease in other liabilities	(73)	(53)
Net cash used for operating activities	(98)	(46)
Cash flows from investing activities:
Repayment of ESOP loan	664	634
Net cash provided by investing activities	664	634
Cash flows from financing activities:
Repurchase of common stock	(3,628)	(958)
Cash dividends	(1,300)	(1,199)
Net cash used for financing activities	(4,928)	(2,157)
Net decrease in cash and cash equivalents	(4,362)	(1,569)
Cash and cash equivalents at beginning of year	9,402	10,971
Cash and cash equivalents at end of year	$5,040	$9,402

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year.

As part of the evaluation as of and for the year ended December 31, 2011, the CEO and CFO concluded that certain deficiencies in Beacon Federal Bancorp, Inc.’s credit risk and loan administration functions aggregated to a material weakness in internal controls over financial reporting at December 31, 2011.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of Beacon Federal Bancorp, Inc.’s credit administration process, the following deficiencies existed:

•
Loan risk ratings and classification changes used to determine the allowance for loan losses and related provision as of and during the year ended December 31, 2011 were not consistently identified and evaluated in a timely manner.  Impaired loans, including troubled debt restructurings, were also not consistently identified and evaluated in a timely manner.

•	For certain loans, documentation of loan approval during the year ended December 31, 2011 occurred after loan disbursement or renewal.

•	Due to limitations of Beacon Federal Bancorp, Inc.’s information systems, it was difficult to generate reports to identify and aggregate related loans as part of managing credit risk.

Because of the above material weakness, the CEO and CFO during their annual evaluation of disclosure controls have concluded that Beacon Federal Bancorp, Inc’s disclosure controls and procedures were not effective at December 31, 2011.

Management’s Report on Internal Control over Financial Reporting.

Management of Beacon Federal Bancorp, Inc., and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that as a result of the material weakness in internal controls as described above, the Company’s internal control over financial reporting as of December 31, 2011 was not effective using these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Crowe Horwath LLP, our independent registered public accounting firm, as stated in its report, which is set forth in on page 60 under the heading “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in internal control.

During 2011 management initiated strategies to augment the loan administration functions.  In particular, the Bank added additional staffing to assist in assessing credit risk, portfolio management and special credit.  In addition, the Bank began a search for a Chief Credit Officer and contracted with a third party independent loan review firm to compliment the Bank’s own internal loan review process and make recommendations to improve overall processes.

Subsequent to December 31, 2011, the Bank hired a former OCC examiner with many years’ experience as its new Chief Credit Officer.  Moreover, the Bank engaged the independent loan review firm, described above, to complete a full scope review of the loan portfolio for loans in excess of $75,000 in 2012 and to assess overall credit risk management.  The Bank remains dedicated to safe and sound loan practices and will continue to implement credit enhancements throughout 2012 to improve processes to properly assess loan risk ratings, identify trouble debt restructurings, expand loan documentation and develop information systems going forward.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to “Proposal 1 – Election of Directors” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Security Ownership of Certain Beneficial Owners” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Transactions with Certain Related Persons” section of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to “Item 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included in Exhibit 13 of this Form 10-K.

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Balance Sheets - at December 31, 2011 and 2010

	(C)	Consolidated Statements of Income - Years ended December 31, 2011 and 2010

	(D)	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years ended December 31, 2011 and 2010

	(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2011 and 2010

	(F)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(b)	Not applicable

(c)	Not applicable

(a)(3)	Exhibits

3.1	Articles of Incorporation of Beacon Federal Bancorp, Inc. (1)
3.2	Bylaws of Beacon Federal Bancorp, Inc. (1)
4	Form of Common Stock Certificate of Beacon Federal Bancorp, Inc. (1)
10.1	Employee Stock Ownership Plan (1)
10.2	Employment Agreement with Ross J. Prossner (2)
10.3	Employment Agreement with J. David Hammond (2)
10.4	Employment Agreement with Darren T. Crossett (2)
10.5	Employment Agreement with Lisa M. Jones (3)
10.6	Form of Change in Control Agreement (2)
10.7	Beacon Federal Excess Benefit Plan (4)
10.8	Beacon Federal Annual Cash Incentive Plan (1)
10.9	Beacon Federal Supplemental Executive Retirement Plan (5)
10.10	Beacon Federal 2008 Equity Incentive Plan (6)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document(7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(7)
101.LAB	XBRL Extension Label Linkbase Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(7)

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Beacon Federal Bancorp, Inc. (File No. 333-143522), originally filed with the Securities and Exchange Commission on June 5, 2007.
(2)	Filed with the Securities and Exchange Commission on October 4, 2007 on Form 8-K.
(3)	Filed with the Securities and Exchange Commission on December 23, 2010 on Form 8-K.
(4)	Filed with the Securities and Exchange Commission on October 31, 2008 on Form 8-K.
(5)	Filed with the Securities and Exchange Commission on December 28, 2007 on Form 8-K.
(6)
Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the Special Meeting of Stockholders (File No. 001-33713), as filed with the Securities and Exchange Commission on October 9, 2008.

(7)
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011 and 2010, (iii)  Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011 and 2010 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 19 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACON FEDERAL BANCORP, INC.

Date: March 30, 2012	By:	/s/ Ross J. Prossner
Ross J. Prossner
Chief Executive Officer, President and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ross J. Prossner	President, Chief Executive
Ross J. Prossner	Officer and Director	March 30, 2012
(Principal Executive Officer)

/s/ Lisa M. Jones	Senior Vice President and Chief	March 30, 2012
Lisa M. Jones	Financial Officer (Principal Financial and Accounting Officer)

/s/ Timothy P. Ahern	Chairman of the Board	March 30, 2012
Timothy P. Ahern

/s/ John W. Altmeyer	Director	March 30, 2012
John W. Altmeyer

/s/ Edward H. Butler	Director	March 30, 2012
Edward H. Butler

/s/ Thomas Driscoll	Director	March 30, 2012
Thomas Driscoll

/s/ David R. Hill	Director	March 30, 2012
David R. Hill

/s/ Gail M. Kinsella	Director	March 30, 2012
Gail M. Kinsella