Form 10-Q
period 2012-03-31
Beacon Federal Bancorp, Inc.
filed 2012-05-10
CIK 1401573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 7, 2012
Common Stock, par value $0.01 per share	6,198,751

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents - cash and due from financial institutions	$39,393	$43,724
Securities available for sale	171,925	144,896
Securities held to maturity (fair value of $6,875 and $7,207, respectively)	6,591	6,975
Loans held for sale	4,438	1,350
Loans, net of allowance for loan losses of $13,831 and $19,150, respectively	744,109	773,341
Federal Home Loan Bank (“FHLB”) of New York stock and other restricted stock	13,112	12,605
Premises and equipment, net	12,456	12,755
Accrued interest receivable	3,016	3,174
Foreclosed and repossessed assets	2,827	1,946
Bank-owned life insurance (“BOLI”)	11,074	10,994
Other assets	15,802	15,069
Total assets	$1,024,743	$1,026,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$677,264	$680,856
Federal Home Loan Bank advances	148,427	148,427
Securities sold under agreement to repurchase and other short-term borrowings	73,000	73,000
Accrued interest payable and other liabilities	4,367	4,733
Capital lease obligation	7,743	7,743
Total liabilities	910,801	914,759
Commitments and contingencies
Preferred stock, $.01 par value, 50,000,000 shares authorized;
none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,017 and 7,670,993 shares issued; 6,198,751 and 6,192,727 shares outstanding, respectively	76	76
Additional paid-in capital	75,919	75,555
Retained earnings-substantially restricted	56,470	55,616
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,380)	(2,568)
Accumulated other comprehensive loss, net	(2,024)	(2,490)
Treasury stock, 1,478,266 and 1,478,266 shares at cost, respectively	(14,119)	(14,119)
Total stockholders’ equity	113,942	112,070
Total liabilities and stockholders’ equity	$1,024,743	$1,026,829

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest and dividend income:	(Unaudited)
Loans, including fees	$9,901	$10,887
Securities	1,258	1,478
FHLB stock	120	150
Federal funds sold and other	12	3
Total interest income	11,291	12,518
Interest expense:
Deposits	1,846	2,162
FHLB advances	1,611	1,710
Securities sold under agreement to repurchase	675	668
Lease obligation	196	196
Total interest expense	4,328	4,736
Net interest income	6,963	7,782
Provision for loan losses	604	979
Net interest income after provision for loan losses	6,359	6,803
Noninterest income:
Service charges	1,011	936
Commission and fee income	244	207
Change in cash surrender value of BOLI	80	88
Gain on sale of loans	141	70
Other-than-temporary impairment (“OTTI”) credit loss on securities	(67)	(111)
Other	437	312
Total noninterest income	1,846	1,502
Noninterest expense:
Salaries and employee benefits	3,122	3,089
Occupancy and equipment	707	698
Advertising and marketing	107	121
Telephone, delivery and postage	182	210
Supplies	48	62
Audit and examination	453	169
FDIC premium expense	216	360
Other	1,343	1,133
Total noninterest expense	6,178	5,842
Income before income taxes	2,027	2,463
Income tax expense	762	944
Net income	$1,265	$1,519
Basic earnings per share	$0.21	$0.25
Diluted earnings per share	$0.21	$0.25

OTTI credit loss on securities:
Total OTTI loss on securities	$(67)	$(665)
Portion of OTTI loss recognized in other comprehensive loss before income taxes	-	554
OTTI credit loss on securities	$(67)	$(111)

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)

Net income	$1,265	$1,519

Other comprehensive income:
Net change in unrealized gains on available for sale securities	779	700
OTTI non-credit related loss on securities for which a portion of the OTTI
has been recognized in income	-	(554)
Other comprehensive income before tax	779	146
Income tax	(313)	(58)
Other comprehensive income, net of tax	466	88
Comprehensive income	$1,731	$1,607

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares	Amount	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Shares	(Loss)/Income	Stock	Total
Balance at January 1, 2012	6,192,727	$76	$75,555	$55,616	$(2,568)	$(2,490)	$(14,119)	$112,070
Net income	-	-	-	1,265	-	-	-	1,265
Other comprehensive income, net of tax	-	-	-	-	-	466	-	466
Earned ESOP shares	-	-	59	-	188	-	-	247
Stock-based compensation	-	-	78	-	-	-	-	78
Tax effect of stock-based compensation	-	-	170	-	-	-	-	170
Exercise of stock options	8,416	-	64	-	-	-	-	64
Cash dividends $0.07 per share	-	-	-	(411)	-	-	-	(411)
Repurchase of common stock	(2,392)	-	(7)	-	-	-	-	(7)
Balance at March 31, 2012	6,198,751	$76	$75,919	$56,470	$(2,380)	$(2,024)	$(14,119)	$113,942

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$1,265	$1,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	604	979
Change in fair value of servicing assets	89	102
Depreciation and amortization	370	380
ESOP expense	247	227
Amortization of stock-based compensation expense	78	284
Amortization of net deferred loan costs	636	667
Net amortization of premiums and discounts on securities	281	318
Gain on sale of loans	(141)	(70)
Other-than-temporary impairment credit loss on securities	67	111
Originations of loans held for sale	(12,294)	(4,048)
Proceeds from loans held for sale	9,347	6,192
Increase in cash surrender value of BOLI	(80)	(88)
Net change in:
Accrued interest receivable	158	55
Other assets	(963)	1,010
Accrued interest payable and other liabilities	(366)	415
Net cash (used for) provided by operating activities	(702)	8,053
Cash flows from investing activities:
Purchase of FHLB stock	(758)	(1,686)
Redemption of FHLB stock	251	1,855
Securities held to maturity:
Maturities, prepayments and calls	379	1,162
Securities available for sale:
Purchases	(40,145)	(15,347)
Proceeds from maturity or call	13,550	12,320
Loan repayments (originations), net	23,131	(9,773)
Purchase of premises and equipment	(71)	(244)
Proceeds from sale of foreclosed and repossessed assets	3,980	257
Net cash provided by (used for) investing activities	$317	$(11,456)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Cash flows from financing activities:
Net change in deposits	$(3,592)	$3,715
Proceeds from FHLB advances	-	151,600
Repayment of FHLB advances	-	(156,000)
Exercise of stock options	64	-
Cash dividends	(411)	(302)
Repurchase of common stock	(7)	(283)
Net cash used for financing activities	(3,946)	(1,270)
Net change in cash and cash equivalents	(4,331)	(4,673)
Cash and cash equivalents at beginning of period	43,724	12,439
Cash and cash equivalents at end of period	$39,393	$7,766
Supplemental cash flow information:
Interest paid	$4,359	$4,765
Income taxes paid	$1,321	$60
Real estate and repossessions acquired in settlement of loans	$4,861	$116

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Beacon Federal Bancorp, Inc. (the “Company”), a savings and loan holding company that owns and operates Beacon Federal (the “Bank”), and have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current presentation.  The reclassifications made to the prior year have no impact on the net income or overall presentation of the consolidated financial statements.

Note 2 – Significant Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for loan losses, the carrying value of securities and income taxes to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

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

(1)
allocated allowances established for any impaired loans for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows or loans otherwise adversely classified; and

(2)
general allowances for loan losses for each loan type based on the historical loan loss experience for the last four years, including qualitative adjustments to historical loss experience, maintained to cover uncertainties that affect our estimate of probable losses for each loan type. Portions of the general allowance may be allocated for specific credits; however, the entire allowance is available for any credit that in management’s judgment should be charged-off.

We evaluate the allowance for loan losses for all loan classes based upon the combined total of the allocated and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology for the general allowance results in a higher dollar amount of estimated probable losses than would be the case without the increase. In contrast, when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible, with the balance remaining as an impaired loan until either the full principal is received or the loan is charged-off.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Allocations of the allowance may be made for individual loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The Bank is subject to periodic examination by regulatory agencies that may require the Bank to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Bank’s regulators will not require further increases to the allowances.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income.  The ASU was adopted for the three months ended March 31, 2012.  The adoption of this guidance did not materially impact the Company.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements.  The ASU was adopted for the three months ended March 31, 2012.   The adoption of this guidance did not materially impact the Company.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of this guidance did not materially impact the Company.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The basic and diluted earnings per share are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011

Basic earnings per share:

Net income	$1,265	$1,519
Less dividends paid:
Common stock	411	298
Participating securities	-	4

Undistributed earnings	$854	$1,217

Weighted-average basic shares outstanding	5,950	6,038
Add: weighted-average participating securities outstanding	-	73
Total weighted-average basic shares and participating securities outstanding	5,950	6,111

Distributed earnings per share	$0.07	$0.05
Undistributed earnings per share	0.14	0.20
Basic earnings per share	$0.21	$0.25

Diluted earnings per share:

Undistributed earnings	$854	$1,217

Total weighted-average basic shares and participating securities outstanding	5,950	6,111
Add: Dilutive stock options	124	108
Total weighted-average diluted shares and participating securities outstanding	6,074	6,219

Distributed earnings per share	$0.07	$0.05
Undistributed earnings per share	0.14	0.20
Diluted earnings per share	$0.21	$0.25

Anti-dilutive option shares	2	154

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at March 31, 2012 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$2,531	$130	$(1)	$2,660
Collateralized mortgage obligations - Private issuer	2,330	40	(40)	2,330
Collateralized mortgage obligations - Government agency	1,730	155	-	1,885
Total	$6,591	$325	$(41)	$6,875

Available for sale:
Debt securities:
Treasuries	$100	$1	$-	$101
Agencies	3,000	-	(13)	2,987
Pooled trust preferred securities	10,348	-	(6,152)	4,196
Mortgage-backed securities - Residential	67,851	1,931	(135)	69,647
Collateralized mortgage obligations - Private issuer	10,896	348	(997)	10,247
Collateralized mortgage obligations - Government agency	83,002	1,777	(32)	84,747
Total	$175,197	$4,057	$(7,329)	$171,925

Mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are backed by single-family mortgage loans.  The Company does not have any such securities backed by commercial real estate loans.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gross gains and losses and fair values of securities at December 31, 2011 were as follows (dollars in thousands):

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

The proceeds from sales or calls of securities were $13.6 million and $12.3 million for the quarter ended March 31, 2012 and 2011, respectively.  There were no gross gains or gross losses recognized from sales and calls of securities during the quarter ended March 31, 2012 and 2011, respectively.

Maturities of debt securities at March 31, 2012 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
March 31, 2012	Cost	Value	Cost	Value

Due within one year	$-	$-	$-	$-
Due after one through five years	-	-	100	101
Due after five through ten years	-	-	2,000	1,992
Due after ten years	-	-	11,348	5,191
	-	-	13,448	7,284
Mortgage-backed securities - Residential	2,531	2,660	67,851	69,647
Collateralized mortgage obligations - Private issuer	2,330	2,330	10,896	10,247
Collateralized mortgage obligations - Government agency	1,730	1,885	83,002	84,747
	$6,591	$6,875	$175,197	$171,925

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholder’s equity.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	loss	Value	loss	Value	loss

Agencies	$2,987	$(13)	$-	$-	$2,987	$(13)
Pooled trust preferred securities	-	-	4,196	(6,152)	4,196	(6,152)
Mortgage backed securities - Residential	22,518	(136)	-	-	22,518	(136)
CMOs - Private issuer	698	(38)	6,135	(999)	6,833	(1,037)
CMOs - Government Agency	9,258	(24)	3,204	(8)	12,462	(32)
	$35,461	$(211)	$13,535	$(7,159)	$48,996	$(7,370)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	loss	Value	loss	Value	loss

Pooled trust preferred securities	$-	$-	$4,234	$(6,168)	$4,234	$(6,168)
Mortgage backed securities - Residential	3,031	(8)	-	-	3,031	(8)
CMOs - Private issuer	3,046	(367)	6,018	(1,407)	9,064	(1,774)
CMOs - Government Agency	3,609	(18)	-	-	3,609	(18)
	$9,686	$(393)	$10,252	$(7,575)	$19,938	$(7,968)

No assurance can be made that the credit quality of the securities with unrealized losses at March 31, 2012 will not deteriorate in the future which may require future reductions in income for other-than-temporary impairment (“OTTI”) credit losses.

Pooled Trust Preferred Securities (PTPS) (6 issues with unrealized loss at March 31, 2012). The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that is relatively out of favor, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the present value of expected future cash flows for all of the trust preferred securities. For three of the securities, the calculated present value of future cash flows was more than their amortized cost basis. The predominate factor in the present value of expected cash flows being greater than the carrying amount was the Company holding senior tranche positions in those securities, providing a priority in receipt of the cash flows estimated to be collected. Accordingly, the Company did not consider the unrealized losses on those three securities to be other-than-temporary credit-related losses at March 31, 2012.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our PTPS were rated “A” (upper medium grade and subject to low credit risk), or lower, and the lowest was rated “C” (lowest rated and typically in default with little prospect of recovery), as discussed below under the caption “Other-Than-Temporary Impairments.”

Mortgage-backed Securities (8 issues with unrealized loss at March 31, 2012) and Collateralized Mortgage Obligations (10 issues with unrealized loss at March 31, 2012). The unrealized losses on the Company’s mortgage-backed securities and collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at March 31, 2012.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC, and private issuers. Of the Company’s fifty-seven CMOs, forty-seven are government agency and ten are privately issued. Of the $1.1 million of unrealized losses on CMOs, only $32,000 of the losses is on federal agency securities. The remaining unrealized losses are on privately issued securities, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. Two privately issued CMOs with unrealized losses were rated investment grade or better and six privately issued CMOs were rated less than investment grade, all of which were subprime, with the lowest rated “D.”

Agencies (2 issues with unrealized loss at March 31, 2012). The unrealized losses on the Company’s agency securities are related to changes in market rates and not credit quality of the issuer.

Individual debt securities in an unrealized loss position greater than 12 months and below investment grade with the lowest rating by security type as of March 31, 2012, are as follows (dollars in thousands):

Description	Class	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating
CMOs - Private Issuer:
CWALT 2006-19CB	A14	$3,021	2,598	$(423)	C
First Horizon ALT 2006	1A1	1,585	1,366	(219)	D
ARMT 2005-3	4A1	2,124	1,769	(355)	Caa1
		6,730	5,733	(997)

Trust Preferred Securities:
Alesco Preferred Funding IV	B-1	455	52	(403)	C
US Capital Funding III 12/01/35	A-2	2,966	1,050	(1,916)	C
US Capital Funding I 05/01/34	B-2	551	200	(351)	C
		3,972	1,302	(2,670)
		$10,702	$7,035	$(3,667)

The Company’s six investment securities that are in an unrealized loss position greater than 12 months and rated below investment grade were all originally purchased at investment grade. Beginning with the second half of 2008, factors outside the Company’s control impacted the fair value of these securities and will likely continue to do so for the foreseeable future. These factors include, but are not limited to, issuer credit deterioration, issuer deferral and default rates, potential failure or government seizure of underlying financial institutions, ratings agency actions, and regulatory actions. As a result of changes in these and various other factors during 2009 and 2010, Moody’s Investors Service and Standard & Poor’s downgraded multiple CMO and Trust Preferred Securities, including securities that are held by the Company. Of the Company’s fifty-seven CMOs, three are considered to be below investment grade and in an unrealized loss position greater than one year. Three of the Company’s six trust preferred securities are considered to be below investment grade and in an unrealized loss position greater than one year. The deteriorating economic, credit and financial conditions have resulted in illiquid and inactive financial markets and severely depressed prices for these securities.

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

We have determined that all three of the PTPS securities in unrealized loss positions greater than 12 months with below investment grade ratings are other-than-temporarily impaired. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if they were sold at this time.

The Company has the intent not to sell or will not more likely than not be required to sell the other three PTPS until a recovery of amortized cost basis, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers and the Company’s senior tranche positions, we did not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2012. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment.

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

OTTI credit losses on debt securities recognized in noninterest income during the three months ended March 31, 2012 and OTTI non-credit losses recognized in accumulated other comprehensive loss (“AOCL”) at March 31, 2012 are summarized in the table below. Also included in the table is the lowest credit rating of each security and the percentage of defaults and delinquencies in the underlying banks and loans supporting each trust preferred and CMO security, respectively, as of March 31, 2012 (dollars in thousands):

		OTTI Credit Loss		Non-Credit	Lowest
	Fair	March 31, 2012		Loss in AOCL	Credit	Default /
Description	Value	QTD	YTD	March 31, 2012	Rating	Delinquency
Trust preferred securities:
US Capital Funding III 12/01/35	$1,050	$-	$-	$1,916	C	26.9%
Alesco Preferred Funding IV	52	-	-	403	C	40.4%
US Capital Funding I 05/01/34	200	-	-	351	C	19.8%
	1,302	-	-	2,670
Collateralized mortgage obligations:
CWALT 2006-19CB	2,598	67	67	423	C	8.9%
First Horizon Alt 2006	1,366	-	-	219	D	15.9%
JPMMT 2007-S3	1,263	-	-	(20)	D	13.4%
	5,227	67	67	622
	$6,529	$67	$67	$3,292

For the three months ended March 31, 2011, there was OTTI credit losses of $33,000 related to three trust preferred securities.   OTTI credit losses were recognized for the three months ended March 31, 2011 of $78,000 related to three collateralized mortgage obligations.

The Company did not recognize an OTTI credit loss on trust preferred securities during the three months ended March 31, 2012.  The Company used a DCF analysis, in which the calculated present value of cash flows expected to be collected were more than the amortized cost basis. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. For those trust preferred securities that are other-than-temporarily impaired, defaults and deferrals provided by a third-party broker increased by $1.1 million for the three months ended March 31, 2012.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

With regard to our PTPS valuations, unrealized losses are larger than other-than-temporarily impaired investments for two primary reasons:

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

The Company recognized an OTTI credit loss on collateralized mortgage obligations of $67,000 during the three months ended March 31, 2012. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the calculated present value of cash flows expected to be collected being less than the amortized cost basis. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of delinquent loans and decrease in credit support contributed to the OTTI credit loss.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects, for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Credit related impairments with a portion recognized in other comprehensive loss:
Beginning balance	$4,886	$4,553
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	67	111
Ending balance	$4,953	$4,664

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Loans

Loans, net are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011

Residential real estate:
1-4 family	$178,368	$185,509
Home equity	124,640	128,370
Total Residential Real Estate	303,008	313,879
Commercial :
Commercial business	56,628	82,383
Commercial real estate	172,516	167,955
Multi-family real estate	35,816	35,854
Commercial - 1-4 family real estate	16,635	14,979
Construction	9,188	13,034
Total Commercial	290,783	314,205
Consumer:
Auto - indirect	115,954	115,712
Auto - direct	18,585	18,758
Other consumer - secured	19,246	18,934
Other consumer - unsecured	6,341	6,765
Total Consumer	160,126	160,169
Gross loans	753,917	788,253
Net deferred loan costs	4,023	4,238
Allowance for loan losses	(13,831)	(19,150)
Loans, net of allowance for loan losses	$744,109	$773,341

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011, respectively.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands).

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2011	$1,293	$15,855	$2,002	$-	$19,150
Provision for loan losses	146	375	83	-	604
Charge-offs	(104)	(5,941)	(294)	-	(6,339)
Recoveries	12	268	136	-	416
Balance at March 31, 2012	1,347	$10,557	$1,927	$-	$13,831

Allowance for loan losses:
Balance at December 31, 2010	$1,288	$12,070	$1,844	$38	$15,240
Provision for loan losses	36	746	235	(38)	979
Charge-offs	(61)	(40)	(335)	-	(436)
Recoveries	1	-	112	-	113
Balance at March 31, 2011	$1,264	$12,776	$1,856	$-	$15,896

The following table details the allowance for loan losses based on the impairment method for the periods ending March 31, 2012 and December 31, 2011:

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
At March 31, 2012:
Period-end allowance balance attributed to loans:
Individually evaluated for impairment	$159	$3,285	$-	$-	$3,444
Collectively evaluated for impairment	1,188	7,272	1,927	-	10,387

Loan balance individually evaluated for impairment	$3,217	$34,008	$-	-	$37,225
Loan balance collectively evaluated for impairment	299,791	256,775	160,126	-	716,692
	$303,008	$290,783	$160,126	$-	$753,917

At December 31, 2011:
Period-end allowance balance attributed to loans:
Individually evaluated for impairment	$16	$7,966	$-	$-	$7,982
Collectively evaluated for impairment	1,277	7,889	2,002	-	11,168

Loan balance individually evaluated for impairment	$3,232	$39,524	$-	-	$42,756
Loan balance collectively evaluated for impairment	310,647	274,681	160,169	-	745,497
	$313,879	$314,205	$160,169	$-	$788,253

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $4.9 million at March 31, 2012 and $3.5 million at December 31, 2011.  The qualitative adjustments made to the general loan loss provision resulted in $5.5 million at March 31, 2012 compared to $7.7 million at December 31, 2011.

For homogeneous loan pools, such as 1-4 family residential mortgages, home equity lines of credit and consumer loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a monthly basis by the Bank’s collection area and on a quarterly basis with respect to determining the adequacy of the allowance for loan losses.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial real estate loans typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial business loans involve a higher risk of default and their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any.

Loans secured by multi-family residential mortgages' credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Construction loans expose the Company to the risk that improvements will not be completed on time in accordance with specifications and projected costs. The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property.  In addition, the ultimate sale or rental of the property may not occur as anticipated.

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

When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. At any time a loan is less than 90 days delinquent, and we expect to collect principal and interest in full, the loan will return to accrual status.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The recorded investment in nonaccrual loans, segregated by class of loans, was as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011
Residential real estate:
1-4 family	$583	$250
Home equity	430	632
Commercial:
Commercial business	14,196	18,128
Commercial real estate	9,411	9,764
Multi-family real estate	452	755
Commercial - 1-4 family real estate	454	1,648
Construction	485	267
	$26,011	$31,444

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An aging analysis of past due loans, segregated by class of loans, as of March 31, 2012 was as follows (dollars in thousands):

	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	Accruing Loans 90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$677	$-	$165	$419	$177,107	$178,368	$-
Home equity	424	30	-	430	123,756	124,640	-
Commercial:
Commercial business	1,299	-	-	323	55,006	56,628	-
Commercial real estate	842	3,166	-	3,083	165,425	172,516	-
Multi-family real estate	-	-	-	453	35,363	35,816	-
Commercial - 1-4 family real estate	82	1,200	-	115	15,238	16,635	-
Construction	750	-	-	51	8,387	9,188	-
Consumer:
Auto - indirect	1,069	100	-	-	114,785	115,954	-
Auto - direct	67	-	-	-	18,518	18,585	-
Other consumer - secured	47	-	-	-	19,199	19,246	-
Other consumer - unsecured	5	10	-	-	6,326	6,341	-
Total	$5,262	$4,506	$165	$4,874	$739,110	$753,917	$-

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2011 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$60	$199	$250	$-	$185,000	$185,509	$-
Home equity	672	232	84	548	126,834	128,370	-
Commercial:
Commercial business	4,042	717	401	91	77,132	82,383	-
Commercial real estate	1,834	-	400	1,738	163,983	167,955	-
Multi-family real estate	-	-	-	755	35,099	35,854	-
Commercial - 1-4 family real estate	15	50	-	1,648	13,266	14,979	-
Construction	-	1,126	-	208	11,700	13,034	-
Consumer:
Auto - indirect	2,306	104	-	-	113,302	115,712	-
Auto - direct	109	4	-	-	18,645	18,758	-
Other consumer - secured	92	-	-	-	18,842	18,934	-
Other consumer - unsecured	37	1	-	-	6,727	6,765	-
Total	$9,167	$2,433	$1,135	$4,988	$770,530	$788,253	$-

Nonperforming loans totaled $38.2 million at March 31, 2012.  Of the $38.2 million of nonperforming loans, $26.0 million were on nonaccrual status and $12.2 million were on accrual status.  Of the $26.0 million loans on nonaccrual status $15.7 million were current and $10.3 million were past due.  Large groups of smaller balance homogenous loans consisted of consumer and residential real estate loans that totaled $1.0 million at March 31, 2012 and these loans were collectively evaluated for impairment. The $12.2 million of nonperforming loans on accrual status were troubled debt restructurings that were performing in accordance with restructured terms.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature, such as consumer and residential real estate loans, and on an individual loan basis for other loans, such as multi-family, commercial business and commercial real estate loans. If a loan is impaired, a valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible, with the balance remaining as an impaired loan until either the full principal is received or the loan is charged-off.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are set forth in the following tables (dollars in thousands).

						Three Months Ended
	March 31, 2012					March 31, 2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized

Residential real estate:
1-4 family	$3,217	$-	$3,217	$3,217	$159	$3,222	$40
Commercial :
Commercial business	23,027	10,426	7,719	18,145	2,469	19,155	272
Commercial real estate	13,894	10,438	2,834	13,272	798	13,706	99
Multi-family real estate	593	452	-	452		648	-
Construction	659	485	-	485		254	10
Commercial 1-4 family real estate	1,776	1,594	60	1,654	18	1,682	5
Total	$43,166	$23,395	$13,830	$37,225	$3,444	$38,667	$426

			December 31, 2011			Year Ended December 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Residential real estate:
1-4 family	$3,232	$-	$3,232	$3,232	$16	$877	$31
Commercial :
Commercial business	23,361	5,493	17,705	23,198	6,878	2,076	96
Commercial real estate	14,889	7,050	6,607	13,657	734	2,852	63
Multi-family real estate	1,772	452	303	755	91	755	-
Construction	267	-	267	267	175	15	-
Commercial 1-4 family real estate	1,647	1,500	147	1,647	88	1,537	-
Total	$45,168	$14,495	$28,261	$42,756	$7,982	$8,112	$190

The average recorded investment in impaired loans and interest income recognized for the three months ended March 31, 2011 were $11.0 million and $37,000, respectively.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents risk rated classified loans by class of commercial loan (dollars in thousands).

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial business	$24,549	$7,632	$21,050	$3,397	$56,628
Commercial real estate	134,203	14,708	23,375	230	172,516
Multi-family real estate	33,779	1,529	56	452	35,816
Commercial- 1-4 family real estate	13,862	643	2,014	116	16,635
Construction	3,263	5,407	467	51	9,188
	$209,656	$29,919	$46,962	$4,246	$290,783

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial business	$29,086	$19,993	$25,602	$7,702	$82,383
Commercial real estate	135,280	9,663	22,507	505	167,955
Multi-family real estate	33,045	2,054	-	755	35,854
Commercial - 1-4 family real estate	12,361	489	1,981	148	14,979
Construction	$11,898	415	513	208	13,034
	221,670	$32,614	$50,603	$9,318	$314,205

Loan modifications.  The Company had the following restructured loans, including troubled debt restructurings, classified by type of concession made at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
Type of concession	# of Loans	Unpaid Principal Balance	Allocated Allowance
		(Dollars in thousands)
Commercial loans - non collateral-dependent
Term extended and interest rate reduced (reduced to market rate)	8	$2,585	$423
Total	8	$2,585	$423

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	10	$3,320	$-
Term extended and interest rate reduced (reduced to market rate)	7	7,555	218
Total	17	$10,875	$218

Residential 1-4 family loan - collateral-dependent
Term extended and interest rate reduced to below-market rate	2	$3,217	$155
Total	2	$3,217	$155

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011

Type of concession	# of Loans	Unpaid Principal Balance	Allocated Allowance
		(Dollars in thousands)
Commercial loans - non collateral-dependent
Term extended and interest rate reduced (reduced to market rate)	6	$2,876	$407
Total	6	$2,876	$407

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	10	$4,095	$826
Term extended and interest rate reduced (reduced to market rate)	7	7,577	1,430
Total	17	$11,672	$2,256

Residential 1-4 family loan - collateral-dependent
Term extended and interest rate reduced to below-market rate	2	$3,232	$95
Total	2	$3,232	$95

At March 31, 2012, there were $3.3 million of restructured loans classified as nonaccrual loans and nonperforming loans. At December 31, 2011, there were $4.4 million of restructured loans classified as nonaccrual loans and nonperforming loans.

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

During the three month periods ended March 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

We establish an allowance when loans are determined to be impaired, including troubled debt restructurings. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The Company has allocated an allowance for loan losses of $530,000 and $2.0 million to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2012 and December 31, 2011.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of troubled debt restructurings during the three months ended March 31, 2012:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial business	2	$166	$166
Total	2	$166	$166

The troubled debt restructurings described above increased the allowance for loan losses by $40,000 and resulted in no charge-offs during the three months ended March 31, 2012.

Following is a summary of troubled debt restructurings at March 31, 2012:

	Number of	Recorded
	Contracts	Investment
Residential real estate:
1-4 family	2	$3,217
Commercial:
Commercial business	10	5,401
Commercial real estate	5	5,461
Commercial - 1-4 family real estate	1	1,200
Total	18	$15,279

The Company had twelve TDRs totaling $12.2 million as of March 31, 2012, which were included in impaired loans on accrual status since these loans were performing in accordance with the restructured terms.

At December 31, 2011, there were sixteen TDRs totaling $15.9 million.  There were six TDRs totaling $3.7 million that were included in impaired loans and on nonaccrual status, while the remaining ten TDRs totaling $12.2 million were included in impaired loans on accrual status.

No troubled debt restructurings have occurred during the previous 12 months, which subsequently defaulted during the three months ended March 31, 2012.

The terms of certain other loans were modified during the three months ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $1.4 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default or any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

In general, a delay in payment is considered to be insignificant if it is less than three months.

Note 6 – Deposits

Deposits are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011

Noninterest-bearing checking	$49,619	$47,152
Interest-bearing checking accounts	69,289	62,453
Savings accounts	105,952	101,897
Money market accounts	214,846	205,565
Time accounts	237,558	263,789
	$677,264	$680,856

Note 7 – Equity Incentive Plan

As authorized by the Beacon Federal Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 153,735 shares of non-incentive stock options to directors, officers and employees on January 27, 2011.  The options have an exercise price of $12.60 per share, vest over a three-year period and expire ten years from the date of the grant.  The Company has estimated the fair value of awards under this option issuance to be $3.72 per award using the Black-Scholes pricing model.  The Company has recorded $45,000 of expense related to this option issuance for the three months ended March 31, 2012.  Total option expense for the three months ended March 31, 2012 and 2011 was $78,000 and $131,000 respectively.

Restricted stock award expense for the three months ended March 31, 2012 and 2011 was $0 and $153,000, respectively.

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

At March 31, 2012, the Company had no unrecognized tax benefits.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts and Tennessee income taxes.  State income tax returns filed for the years ended December 31, 2008 through December 31, 2011 and the U.S. Federal income tax returns for the years ended December 31, 2011 and 2010 remain open to examination by these jurisdictions.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$32,913	$17,766	$25,616	$22,318
Unused lines of credit	$2,362	$55,273	$2,279	$51,060
Range of fixed-rate commitments	3.25%-15.00%		3.375%-15.00%

The following instruments are considered financial guarantees and are carried at fair value.  The contract amount and fair value of these instruments was as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$1,109	$-	$1,621	$-
Limited recourse obligations related to loans sold	$2,260	$-	$2,036	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an annual agreement that allows selling up to $50 million of residential loans to the FHLB of New York.  Approximately $62.6 million has been sold through March 31, 2012 under the current and previous agreements.  Under the agreements, the Bank has a maximum credit enhancement of $2.3 million at March 31, 2012.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For trust preferred securities, the Company obtains fair values using a discounted cash flow analysis. The analysis considers the structure and term of the trust preferred securities and the financial condition of the underlying financial institution issuers. Specifically, the analysis details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults. Assumptions used in the analysis include default rate, deferral of interest, over-collateralization test, interest coverage test and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest. The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company had outstanding forward sales contracts of $13.0 million in notional value, matched against $13.9 million of interest rate lock commitments at March 31, 2012. The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $227,000 and $0, respectively, at March 31, 2012 and were accounted for at fair value as an undesignated derivative with a $141,000 fair value gain on the interest rate lock commitments and a $17,000 loss on the mandatory forward sales contracts recognized in noninterest income for the three months ended March 31, 2012. The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs. The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they related to these derivative instruments.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$101	$2,987	$-	$3,088
Pooled trust preferred securities	-	-	4,196	4,196
Mortgage-backed securities - Residential	-	69,647	-	69,647
Collateralized mortgage obligations - Private issuer	-	10,247	-	10,247
Collateralized mortgage obligations - Government agency	-	84,747	-	84,747
	$101	$167,628	$4,196	$171,925

Loans held for sale in the secondary market	$-	$4,438	$-	$4,438

Mortgage servicing rights	$-	$938	$-	$938

Loan commitment derivatives	$-	$227	$-	$227

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $76 as of March 31, 2012.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). The changes in fair value of assets measured using Level 3 inputs were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011

Beginning balance	$4,234	$5,446
Capitalized interest	-	-
Principal paydowns	(54)	(32)
Total gains or losses (realized/unrealized)
Included in earnings	-	(34)
Included in other comprehensive income	16	593
Ending balance	$4,196	$5,973

There were no transfers into or out of Level 3 categorization for the periods presented.

For Level 3 financial assets measured at fair value on a recurring basis at March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

		Valuation	Unobservable	Range (Weighted
Assets	Fair Value	Technique	Input(s)	Average)

Pooled trust preferred securities	$4,196	Discounted	Collateral default rate	0.45%-0.6%
		cash flow	Recoveries	2.5%-7.5%

Financial Assets Measured at Fair Value on a Non-Recurring Basis. Financial assets measured at fair value on a non-recurring basis, utilizing level 3 inputs at March 31, 2012, include impaired loans that had a principal balance of $31.3 million, with a valuation allowance of $2.1 million at March 31, 2012, resulting in an additional provision for loan losses of $927,000 for the three months ended March 31, 2012.  At December 31, 2011, impaired loans had a principal balance of $35.6 million, with a valuation allowance of $4.5 million, resulting in an additional provision for loan losses of $1.1 milion for the year ended December 31, 2011. The impaired loans are collateral dependent and are measured for impairment using the fair value of collateral.

Assets measured at fair value on a non-recurring basis utilizing Level 3 inputs are summarized below (dollars in thousands):

	March 31,	December 31,
	2012	2011

Impaired loans:
Residential real estate	$3,058	$3,215
Commercial business	11,694	12,652
Commercial real estate	12,311	12,922
Multi-family real estate	452	664
Commercial 1-4 family real estate	1,636	1,560
Construction	75	93
Total	$29,226	$31,106

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no transfers into or out of level 3 categorization for the three months ended March 31, 2012.

Nonfinancial Assets Measured at Fair Value on a Non-Recurring Basis.  Nonfinancial assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 consisted of foreclosed and repossessed assets of $2.8 million and $1.9 million, respectively, utilizing level 3 inputs.  There were no losses on foreclosed and repossessed assets during the three months ended March 31, 2012 and 2011.

For Level 3 financial and nonfinancial assets measured at fair value on a non-recurring basis at March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

		Valuation	Unobservable	Range (Weighted
Assets	Fair Value	Technique	Input(s)	Average)

Impaired loans	$29,226	Sales comparison and income approaches	Adjustments for differences between comparable sales and net operating income expectations	8.00%-15.00%
Foreclosed and repossessed assets	$2,827	Sales comparison and income approaches	Adjustments for differences between comparable sales and net operating income expectations	8.00%-15.00%
			Capitalization rate	8.00%-9.00%

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments. Carrying amount, estimated fair value and the financial hierarchy of the Company’s financial instruments were as follows (dollars in thousands):

			Quoted Prices in	Significant
	March 31,		Active Markets	Other	Significant
	2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$39,393	$39,393	$39,393	$-	$-
Securities available for sale	171,925	171,925	101	167,628	4,196
Securities held to maturity	6,591	6,875	-	6,875	-
Loans held for sale in the secondary market	4,438	4,438	-	4,438	-
Loans, net	744,109	756,785	-	-	756,785
Mortgage servicing rights	938	938		938	-
FHLB stock and other restricted stock	13,112	N/A	-	-	-
Accrued interest receivable	3,016	3,016	-	3,016	-

Financial liabilities:
Deposits	677,264	679,826	438,949	240,877	-
Federal Home Loan Bank advances	148,427	151,030	-	151,030	-
Securities sold under agreement to repurchase and other short-term borrowings	73,000	79,318	-	79,318	-
Accrued interest payable	1,423	1,423	-	1,423	-

			Quoted Prices in	Significant
	December 31,		Active Markets	Other	Significant
	2011		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$43,724	$43,724	$43,724	$-	$-
Securities available for sale	144,896	144,896	101	140,561	4,234
Securities held to maturity	6,975	7,207	-	7,207	-
Loans held for sale in the secondary market	1,350	1,350	-	1,350	-
Loans, net	773,341	786,152	-	-	786,152
Mortgage servicing rights	790	790	-	790	-
FHLB stock and other restricted stock	12,605	N/A	-	-	-
Accrued interest receivable	3,174	3,174	-	3,174	-

Financial liabilities:
Deposits	680,856	678,108	410,463	267,645	-
Federal Home Loan Bank advances	148,427	152,433	-	152,433	-
Securities sold under agreement to repurchase and other short-term borrowings	73,000	79,158	-	79,158	-
Accrued interest payable	1,454	1,454	-	1,454	-

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The methods and assumptions used to estimate fair value are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows:  For fixed rate loans or variable rate loans that reprice with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk, resulting in a Level 3 classification.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Real estate collateral is typically valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, adjusted based on non-observable inputs and the related nonrecurring fair value measurement adjustments and have generally been classified as Level 3.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(e) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification.

(f) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(g) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(h) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.

 (i) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

The discounted cash flow models used to determine fair value are significantly affected by the assumptions used, including, but not limited to, the discount rate and estimates of future cash flows.

BEACON FEDERAL BANCORP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2012 and for the three months ended March 31, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additionally, other risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”), which is available through the SEC’s website at www.sec.gov.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 to the Consolidated Financial Statements in our 2011 Form 10-K and Note 2 to the Consolidated Financial Statements in this Form 10-Q, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements in this Form 10-Q.  The critical accounting policies are the accounting for credit losses, the valuation of securities and the accounting for income taxes.  Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting policies during the first three months of 2012.

Overview

General.  Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense we pay on our deposits and borrowings. Results of operations are also affected by the fee income from banking operations, the provision for loan losses, gains on sales of loans and other miscellaneous income.  Our noninterest expense consists primarily of salaries and employee benefits, occupancy and equipment, marketing, general administrative expenses, FDIC premium expense and income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

BEACON FEDERAL BANCORP, INC.

Economic Conditions.  The national economy, as well as the local economies within our market areas, continues to be weak.  The economy has been marked by high unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate ended the first quarter at 8.2%.  The unemployment rate in the Company’s primary market area in New York State is slightly above the national average at 8.5% in March 2012 compared to 8.0% in March 2011.  The Federal Open Market Committee has announced that it will keep the federal funds rate between 0.00% and 0.25% through at least the middle of 2013.

Operating Results.  Net income decreased to $1.3 million for the quarter ended March 31, 2012 from $1.5 million for the quarter ended March 31, 2011.  The decrease in net income resulted primarily from a decline in net interest income, partially offset by a lower provision for loan losses.

Financial Condition.  Total assets decreased by $2.1 million at March 31, 2012 to $1.02 billion from December 31, 2011, as a result of a $29.2 million decrease in net loans and a $4.3 million decrease in cash and cash equivalents, partially offset by a $27.0 million increase in securities. Deposits decreased by $3.6 million to $677.3 million at March 31, 2012.  Stockholders’ equity increased by $1.9 million, or 1.7%, to $113.9 million at March 31, 2012 from $112.1 million at December 31, 2011.

At March 31, 2012, Beacon Federal was categorized as “well capitalized” under regulatory capital requirements.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Cash and Cash Equivalents. Cash and cash equivalents decreased by $4.3 million to $39.4 million at March 31, 2012 from $43.7 million at December 31, 2011 due to the purchase of securities.

Securities.  Securities available for sale increased to $171.9 million at March 31, 2012 from $144.9 million at December 31, 2011.  The increase in securities available for sale reflected the reinvestment of loan repayments from borrowers.

Loans.  Net loans decreased by $29.2 million to $744.1 million at March 31, 2012 due to a combination of weak loan demand primarily in our commercial loan portfolio, an exceptionally competitive lending environment and a higher than normal level of prepayments in our commercial loan portfolio and an increased amount of loan charge-offs taken in the first quarter of 2012.

During the three months ended March 31, 2012 commercial loans and residential loans decreased by $23.4 million and $10.9 million, respectively.  Consumer loans remained virtually unchanged.

The decrease of $23.4 million in commercial loans was due to a higher than normal level of prepayments in our commercial loan portfolio and an increased amount of loan charge-offs taken in the first quarter of 2012. The Company took $5.9 million of commercial loan charge-offs, related to impaired loans, during the first quarter of 2012. Of the $5.9 million commercial loan charge-offs, $5.4 million were specifically reserved for at December 31, 2011.  Commercial loan originations were $5.3 million in the first quarter of 2012, compared to $26.9 million for the first three months of 2011.  The decrease in the first quarter’s originations was primarily due to a higher than expected number of loans closing in the fourth quarter of 2011 coupled with the deferment of several loan closings from the first quarter of 2012 to the second quarter of 2012.

The $10.9 million decrease in residential loans was due to normal loan amortizations and a decrease in mortgage refinances.  Originations of residential loans amounted to $19.8 million in the first quarter of 2012, compared to $17.4 million for the first three months of 2011.

Deposits.  Deposits decreased by $3.6 million to $677.3 million at March 31, 2012. Time deposits decreased by $26.2 million when compared to December 31, 2011 due to the Company’s strategy to pursue lower cost non-maturity deposits.  Non-maturity deposits increased by $22.6 million during the first three months of 2012. This increase reflects the Company’s efforts to continue to decrease the cost of funds by targeting our marketing efforts on attracting new core accounts.

Borrowings.  FHLB advances and securities sold under agreement to repurchase and other short-term borrowings remained unchanged at $221.4 million at March 31, 2012.  The Company has access when necessary to alternative sources of financing, including brokered deposits, CDARS and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

BEACON FEDERAL BANCORP, INC.

Stockholders’ Equity. Stockholders’ equity increased by $1.9 million, or 1.7%, to $113.9 million at March 31, 2012 from $112.1 million at December 31, 2011.  The increase primarily reflected $1.3 million of net income for the three months ended March 31, 2012, $466,000 of other comprehensive income, $78,000 of amortization of stock related compensation and $247,000 of allocated ESOP shares, partially offset by cash dividends of $411,000.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Interest Income.  Interest income was $11.3 million in the first quarter of 2012, decreasing by $1.2 million, or 9.8%, compared with the same quarter of 2011.  The decrease resulted primarily from lower yields on loans and securities.

Interest income on loans of $9.9 million for the first quarter of 2012 decreased $986,000, or 9.1%, from the same period in the prior year.  The average yield on loans declined 34 basis points to 5.08% for the first quarter of 2012 from 5.42% for the same period in the prior year, which reflected a decline in the yield on loans indexed to prime, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio and a higher level of nonaccrual loans during the 2012 period compared to the 2011 period.  In addition, the average balance on loans decreased to $784.1 million for the quarter ended March 31, 2012 from $814.6 million for the quarter ended March 31, 2011.

Interest income on securities for the first quarter of 2012 was $1.3 million and decreased by $220,000 from the first quarter of 2011, reflecting lower average yields on such securities which decreased to 3.15% for the first quarter of 2012 from 3.47% for the first quarter of 2011.  The yield on securities decreased due to new purchases of securities at lower interest rates.  The average balance of securities decreased $12.3 million, or 7.1%, to $160.4 million for the three months ended March 31, 2012 from $172.7 million for the three months ended March 31, 2011.

Interest Expense.  Interest expense decreased 8.6% to $4.3 million for the first quarter of 2012, from $4.7 million for the same quarter in 2011.  The decrease in interest expense resulted primarily from lower average rates and average balances on deposits in addition to a decline in the average balance of FHLB advances.

Interest expense on deposits decreased by $316,000, or 14.6%, to $1.8 million for the quarter ended March 31, 2012 from $2.2 million for the quarter ended March 31, 2011.  The average rate paid on deposits decreased 20 basis points to 1.18% for the first quarter of 2012 from 1.38% for the comparable quarter in 2011 due to low market interest rates. The average balance of interest-bearing deposits decreased to $629.1 million for the quarter ended March 31, 2012 from $634.2 million for the quarter ended March 31, 2011.

Interest expense on time accounts (certificates of deposit, brokered deposits and CDARS) decreased by $535,000, or 32.8%, to $1.1 million for the quarter ended March 31, 2012 from $1.6 million for the quarter ended March 31, 2011, due primarily to a decrease of 30 basis points in average time account rates to 1.76% for the quarter ended March 31, 2012 from 2.06% for the prior year quarter and a $70.0 million lower average balance of time accounts.

Interest expense on borrowings decreased to $2.5 million for the quarter ended March 31, 2012 from $2.6 million for the quarter ended March 31, 2011, due primarily to a lower average balance as certain FHLB advances matured.  The average balance on borrowings decreased to $227.2 million for the quarter ended March 31, 2012 from $241.6 million for the quarter ended March 31, 2011.

Net Interest Income.  Net interest income decreased by $819,000, to $7.0 million for the first quarter of 2012.  The decrease in net interest income was due primarily to a lower net interest rate spread and an increase in nonaccrual loans between the comparative periods.  Our net interest rate spread decreased to 2.55% for the first quarter of 2012 from 2.90% for the first quarter of 2011 and the net interest margin decreased to 2.82% from 3.16% for the same comparative periods.  The lower net interest rate spread was attributable to a lower yield earned on our loans and securities.  As high-yielding assets mature, they are being replaced with current market rate assets which are at consistently lower yields leading to pressure on the Company’s net interest margin, which is expected to continue in the near term.  Our nonaccrual loans were $26.0 million at March 31, 2012, compared to $31.4 million at December 31, 2011 and $11.4 million at March 31, 2011.

BEACON FEDERAL BANCORP, INC.

Provision for Loan Losses.  We recorded a provision for loan losses of $604,000 for the quarter ended March 31, 2012 compared to a provision for loan losses of $979,000 for the quarter ended March 31, 2011.  Nonperforming loans increased to $38.2 million as of March 31, 2012, compared to $16.6 million as of March 31, 2011.  The allowance for loan losses was $13.8 million, or 1.83% of total loans, exclusive of loans held for sale, at March 31, 2012 compared to $19.2 million, or 2.43% of total loans, exclusive of loans held for sale, at December 31, 2011.  The ratio of the allowance for loan losses to gross loans decreased as a result of an increase in net charge-offs.  The ratio of the allowance for loan losses to nonperforming loans was 36.17% at March 31, 2012, compared with 43.88% at December 31, 2011.

Net loan charge-offs were $5.9 million for the quarter ended March 31, 2012, compared to net charge-offs of $323,000 for the quarter ended March 31, 2011.  In the Company’s on-going efforts to implement credit enhancements, an expanded internal loan review and an assessment of overall credit risk in the loan portfolio was conducted by our new Chief Credit Officer, leading to the increase in net loan charge-offs.  The allowance for loan losses were adequate to cover all amounts charged off.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of March 31, 2012.

Noninterest Income.  Noninterest income increased $344,000, or 22.9%, to $1.8 million for the quarter ended March 31, 2012 from $1.5 million for the quarter ended March 31, 2011. Noninterest income increased primarily due to a $125,000 increase in other noninterest income, a $75,000 increase in service charges, a $71,000 increase in gain on sale of loans and a $44,000 decrease in the other-than-temporary credit impairment charges for the quarter.

Other-than-temporary credit impairment charges for the quarter resulted from one collateralized mortgage obligation (“CMO”).  The extent of impairment recognized was based on the current and projected delinquencies along with reduced credit support in the underlying mortgages for the CMO.  The other-than-temporary credit impairment for the quarter of $67,000 was less than 1% of the fair value of our securities portfolio at March 31, 2012.

The 8.0% increase in service charge income related primarily to an increase in debit card fees.  The Bank is actively promoting debit card usage and core deposits that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.

Other noninterest income increased primarily from an increase in income related to carrying loans held for sale at fair value, partially offset by a decrease in prepayment fee and other loan related income.

Noninterest Expense.  Noninterest expense increased by $336,000, or 5.8%, to $6.2 million for the quarter ended March 31, 2012 from $5.8 million for the quarter ended March 31, 2011.  The increase in noninterest expense was due primarily to increases in audit and examination and other noninterest expense, partially offset by lower FDIC premium expense.

Audit and examination expense increased by $284,000, or 168.0%, to $453,000 for the quarter ended March 31, 2012 due primarily to additional work performed by the Company’s independent registered public accounting firm, including a review of the effectiveness of internal controls over financial reporting.

FDIC premium expense decreased by $144,000, or 40.0%, to $216,000 for the quarter ended March 31, 2012 as a result of a decrease in the deposit insurance assessment rate.

BEACON FEDERAL BANCORP, INC.

Other noninterest expense increased by $210,000, or 18.5%, to $1.3 million for the quarter ended March 31, 2012 due to higher loan collection costs.

Income Tax Expense.  The provision for income taxes was $762,000 for the quarter ended March 31, 2012, compared to $944,000 for the quarter ended March 31, 2011.  The decrease was due primarily to a $436,000 decrease in pre-tax income.  The effective tax rate for the three months ended March 31, 2012 and 2011 was 37.6% and 38.3%, respectively.

BEACON FEDERAL BANCORP, INC.

Average Balances and Yields.  The following table sets forth average balance sheets, average yields and rates, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of net deferred costs, discounts and premiums that are amortized or accreted to interest income.

BEACON FEDERAL BANCORP, INC.

	For the Three Months Ended March 31,
	2012			2011
	Average			Average
	Outstanding	Interest	Yield /	Outstanding	Interest	Yield /
	Balance	Earned/Paid	Rate (1)	Balance	Earned/Paid	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$784,135	$9,901	5.08%	$814,641	$10,887	5.42%
Securities	160,448	1,258	3.15	172,732	1,478	3.47
FHLB stock	10,762	120	4.48	10,253	150	5.93
Interest-earning deposits	37,089	12	0.13	221	3	5.51
Total interest-earning assets	992,434	11,291	4.58	997,847	12,518	5.09
Noninterest-earning assets	28,054			34,044
Total assets	$1,020,488			$1,031,891

Interest-bearing liabilities:
Savings	$102,579	$105	0.41	$110,012	$135	0.50
Money market accounts	211,929	471	0.89	142,050	262	0.75
Checking accounts	63,281	172	1.09	60,928	132	0.88
Time accounts	251,277	1,098	1.76	321,242	1,633	2.06
Total deposits	629,066	1,846	1.18	634,232	2,162	1.38
FHLB advances	148,427	1,611	4.37	163,841	1,710	4.23
Reverse repurchase agreements	71,055	675	3.82	70,000	668	3.87
Lease obligation	7,743	196	10.18	7,740	196	10.27
Total interest-bearing liabilities	856,291	4,328	2.03	875,813	4,736	2.19

Noninterest-bearing deposits	46,192			41,330
Other noninterest-bearing liabilities	6,223			5,370
Total liabilities	908,706			922,513
Stockholders’ equity	111,782			109,378
Total liabilities and equity	$1,020,488			$1,031,891

Net interest income		$6,963			$7,782

Net interest rate spread (3)			2.55%			2.90%

Net interest-earning assets (4)	$136,143			$122,034

Net interest margin (5)			2.82%			3.16%

Average of interest-earning assets to interest-bearing liabilities			115.90%			113.93%

(1)	Yields and rates for the three months ended March 31, 2012 and 2011 are annualized.
(2)	Includes loans held for sale and nonaccrual loans.
(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended March 31, 2012 and 2011.
(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the quarter ended March 31, 2012, our liquidity ratio averaged 12.3%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At March 31, 2012, cash and cash equivalents totaled $39.4 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $171.9 million at March 31, 2012.  On that date, we had $148.4 million of Federal Home Loan Bank advances outstanding and $2.3 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $69.2 million.

At March 31, 2012, we had $50.7 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $57.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2012 totaled $120.2 million, or 17.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, BIC and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the three months ended March 31, 2012, we originated $44.1 million of loans, and during the three months ended March 31, 2011, we originated $64.6 million of loans.

We purchased $40.1 million of securities during the three months ended March 31, 2012, compared to $15.3 million during the three months ended March 31, 2011.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net decrease in total deposits of $3.6 million for the three months ended March 31, 2012, compared to a net increase of $3.7 million for the three months ended March 31, 2011.  Deposit flows are affected by the interest rates and products offered by us and our local competitors, and by other factors.

Federal Home Loan Bank advances remained unchanged for the three months ended March 31, 2012, compared to a decrease of $4.4 million for the three months ended March 31, 2011.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At March 31, 2012, we had the ability to borrow up to $217.6 million ($69.2 million available) from the Federal Home Loan Bank of New York.

Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  At March 31, 2012 the Bank met all capital adequacy requirements.

BEACON FEDERAL BANCORP, INC.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At March 31, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios for the Bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$106,882
Disallowed deferred tax assets	(673)
Unrealized loss on AFS securities	2,024
Tier 1 (Core) Capital	108,233
General valuation allowance (1)	9,473
Deduction for low-level recourse	(2,260)
Total Capital to risk-weighted assets	$115,446	15.29%	$61,346	8.00%	$76,683	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$105,973	14.11%	$30,673	4.00%	$46,010	6.00%
Tier 1 (Core) Capital to adjusted total assets	$108,233	10.57%	$40,968	4.00%	$51,210	5.00%

(1) Limited to 1.25% of risk-weighted assets.
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$104,512
Disallowed deferred tax assets	(673)
Unrealized loss on AFS securities	2,490
Tier 1 (Core) Capital and Tangible Capital	106,329	10.32%	$15,453	1.50%
General valuation allowance (1)	9,815
Deduction for low-level recourse	(2,036)
Total Capital to risk-weighted assets	$114,108	14.53%	$62,818	8.00%	$78,522	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$104,293	13.28%	$31,409	4.00%	$47,113	6.00%
Tier 1 (Core) Capital to adjusted total assets	$106,329	10.32%	$41,208	4.00%	$51,510	5.00%

(1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

Asset Quality

We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at March 31, 2012, classified assets included substandard loans of $50.2 million, which included certain residential real estate loans, and doubtful loans of $4.2 million.   Substandard loans and doubtful loans were $53.8 million, which included certain residential real estate loans, and $9.3 million, respectively, at December 31, 2011.  The Company allocated $6.3 million and $12.0 million of loan loss allowances to these classified assets at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, we had $29.9 million of loans designated as special mention, compared to $32.6 million at December 31, 2011.  All of the loans classified as special mention are performing in accordance with their terms.  The Company allocated $690,000 and $624,000 of the general loan loss allowance to these special mention assets at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, our largest borrower under the substandard asset category had loans secured by commercial and residential real estate in Massachusetts and New Hampshire, with a principal balance of $6.4 million.  As of March 31, 2012, our largest doubtful loan was secured by numerous properties and equipment located in Central New York, with a principal balance of $1.8 million.  As of March 31, 2012, our largest loan designated as special mention was secured by a commercial real estate complex located in Tennessee, with a principal balance of $9.7 million.

Total nonperforming assets were $41.1 million or 4.01% of total assets at March 31, 2012 compared to $45.6 million or 4.44% of total assets at December 31, 2011.  Included in nonperforming assets at March 31, 2012 were nonperforming loans of $38.2 million, of which $12.2 million were on accrual status, compared to nonperforming loans of $43.6 million, of which $12.2 million were on accrual status, at December 31, 2011.  The $12.2 million of nonperforming loans on accrual status at March 31, 2012 and December 31, 2011 were troubled debt restructurings that were performing in accordance with restructured terms.  Nonperforming assets decreased by $4.5 million from December 31, 2011 primarily due to the repayment of one classified commercial business loan totaling $2.0 million and an increased amount of loan charge-offs taken in the first quarter of 2012, partially offset by additions to nonperforming assets.

Net charge-offs for the first quarter of 2012 were $5.9 million, or an annualized 3.03% of average loans, compared to $323,000 or an annualized 0.16% of average loans, for the first quarter of 2011.  The Company took $5.9 million of commercial loan charge-offs, related to impaired loans, during the first quarter of 2012.  Of the $5.9 million commercial loan charge-offs, $5.4 million were specifically reserved for at December 31, 2011.

The current quarter’s provision for loan losses was $604,000, a decrease of $375,000 when compared to the first quarter of 2011.

The allowance for loan losses was $13.8 million at March 31, 2012, compared to $19.2 million at December 31, 2011.  The ratio of the allowance for loan losses to total loans was 1.83% at March 31, 2012, compared with 2.43% at December 31, 2011.  The ratio of the allowance for loan losses to nonperforming loans was 36.17% at March 31, 2012, compared with 43.88% at December 31, 2011.  Of the $38.2 million of nonperforming loans at March 31, 2012, $37.2 million were impaired and $1.0 million consisted of large groups of smaller balance consumer and residential homogenous loans, which were collectively evaluated for impairment.  The amount of impaired loans decreased $5.5 million when compared to December 31, 2011 primarily due to the repayment of one classified commercial business loan totaling $2.0 million and an increased amount of loan charge-offs taken in the first quarter of 2012.

The following table presents certain asset quality ratios for the periods indicated:

	Three months ended
	March 31,
	2012	2011
Nonperforming loans to total loans	5.07%	2.04%
Nonperforming assets to total assets	4.01%	1.61%
Annualized net charge-offs to average loans outstanding	3.03%	0.16%
Allowance for loan losses to non-performing loans at end of period	36.17%	96.07%
Allowance for loan losses to total loans at end of period	1.83%	1.96%

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following table presents, as of March 31, 2012, significant contractual obligations to third parties by payment date (dollars in thousands):

	Payments Due by Period
	Less than	One to	Three to	More Than
Contractual Obligations	One Year	Three Years	Five Years	Five Years	Total

Federal Home Loan Bank advances	$121,427	$22,000	$	$5,000	$148,427
Securities sold under agreement to repurchase and other short-term borrowings		30,000		43,000	73,000
Capital lease obligation	3	135	307	7,298	7,743
Operating leases	72	220	82	295	669
Certificates of deposit	165,696	69,075	2,787	-	237,558
	$287,198	$121,430	$3,176	$55,593	$467,397

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

BEACON FEDERAL BANCORP, INC.

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

The information provided below sets forth, as of March 31, 2012, the calculation of the estimated changes in the Bank’s economic value of equity that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

BEACON FEDERAL BANCORP, INC.

				EVE as a Percentage of Assets(3)

Change in
Interest	EVE (2),	Estimated Increase			Increase
Rates	Gross of	(Decrease) in		EVE	(Decrease)
(basis	Reserves	EVE		Ratio (4)	(basis
points) (1)		Amount	Percent		points)
(Dollars in thousands)
+300	$75,678	$(49,284)	(39.4)%	7.74%	(418)
+200	101,660	(23,302)	(18.7)%	10.08%	(184)
+100	115,759	(9,203)	(7.4)%	11.24%	(68)
—	124,962	—	—	11.92%	—
-100	131,957	6,995	5.6%	12.42%	50

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the market value of assets less the market value of liabilities at each specific rate shock environment.
(3)	EVE as a percentage of assets is the calculated EVE in each rate scenario divided by the value of assets in that scenario
(4)	EVE Ratio represents EVE divided by assets.

The table above indicates that at March 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 19% decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates, we would experience a 6% increase in economic value of equity.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in economic value of equity. Modeling changes in economic value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the economic value of equity tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Net Interest Income. In addition to EVE calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or 100 basis point decrease in market interest rates. As of March 31, 2012, using our internal interest rate risk model, we estimated that our net interest income for the three months ended March 31, 2012 would decrease by 9% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 3% in the event of an instantaneous 100 basis point decrease in market interest rates.

BEACON FEDERAL BANCORP, INC.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter.

As part of the evaluation as of and for the quarter ended March 31, 2012, the CEO and CFO concluded that certain deficiencies in Beacon Federal Bancorp, Inc.’s credit risk and loan administration functions aggregated to a material weakness in internal controls over financial reporting at March 31, 2012.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of Beacon Federal Bancorp, Inc.’s credit administration process, the following deficiencies existed:

●
Loan risk ratings and classification changes used to determine the allowance for loan losses and related provision as of and during the quarter ended March 31, 2012 were not consistently identified and evaluated in a timely manner.  Impaired loans, including troubled debt restructurings, were also not consistently identified and evaluated in a timely manner.

●	For certain loans, documentation of loan approval during the quarter ended March 31, 2012 occurred after loan disbursement or renewal.

●	Due to limitations of Beacon Federal Bancorp, Inc.’s information systems, it was difficult to generate reports to identify and aggregate related loans as part of managing credit risk.

Because of the above material weakness, the CEO and CFO during their quarterly evaluation of disclosure controls have concluded that Beacon Federal Bancorp, Inc’s disclosure controls and procedures were not effective at March 31, 2012.

Changes in internal control.

During the quarter ended March 31, 2012, the Bank hired a former OCC examiner with many years’ experience as its new Chief Credit Officer.  Moreover, the Bank engaged an independent loan review firm to complete a full scope review of the loan portfolio for loans in excess of $75,000 in 2012 and to assess overall credit risk management.  The Bank remains dedicated to safe and sound loan practices and will continue to implement credit enhancements throughout 2012 to improve processes to properly assess loan risk ratings, identify trouble debt restructurings, expand loan documentation and develop information systems going forward.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

BEACON FEDERAL BANCORP, INC.

Item 1A – Risk Factors.

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

There were no shares purchased in the first quarter of 2012 as part of the Company’s fourth stock repurchase program of 326,669 shares, which was approved by the Board of Directors on April 29, 2010.

Item 3 - Defaults Upon Senior Securities.

Not applicable.

Item 4 – Mine Safety Disclosures.

Not applicable.

Item 5 - Other Information.

None.

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

BEACON FEDERAL BANCORP, INC.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012 (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 19 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: May 10, 2012	BY:	Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	Lisa M. Jones
Lisa M. Jones, Senior Vice President and Chief Financial Officer