Form 10-Q
period 2012-06-30
Beacon Federal Bancorp, Inc.
filed 2012-08-09
CIK 1401573

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 8, 2012
Common Stock, par value $0.01 per share	6,203,900

BEACON FEDERAL BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

BEACON FEDERAL BANCORP, INC.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents - cash and due from financial institutions	$33,816	$43,724
Securities available for sale	166,806	144,896
Securities held to maturity (fair value of $6,577 and $7,207, respectively)	6,283	6,975
Loans held for sale	2,845	1,350
Loans, net of allowance for loan losses of $13,027 and $19,150, respectively	732,074	773,341
Federal Home Loan Bank (“FHLB”) of New York stock and other restricted stock	12,218	12,605
Premises and equipment, net	12,323	12,755
Accrued interest receivable	2,781	3,174
Foreclosed and repossessed assets	2,896	1,946
Bank-owned life insurance (“BOLI”)	11,142	10,994
Other assets	14,788	15,069
Total assets	$997,972	$1,026,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$678,240	$680,856
Federal Home Loan Bank advances	118,427	148,427
Securities sold under agreement to repurchase and other short-term borrowings	73,000	73,000
Accrued interest payable and other liabilities	5,387	4,733
Capital lease obligation	7,744	7,743
Total liabilities	882,798	914,759
Commitments and contingencies
Preferred stock, $.01 par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, $.01 par value, 100,000,000 shares authorized; 7,681,008 and 7,670,993 shares issued; 6,202,742 and 6,192,727 shares outstanding, respectively	76	76
Additional paid-in capital	76,101	75,555
Retained earnings-substantially restricted	56,725	55,616
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,193)	(2,568)
Accumulated other comprehensive loss, net	(1,416)	(2,490)
Treasury stock, 1,478,266 shares at cost	(14,119)	(14,119)
Total stockholders’ equity	115,174	112,070
Total liabilities and stockholders’ equity	$997,972	$1,026,829

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and dividend income:	(Unaudited)		(Unaudited)
Loans, including fees	$9,164	$10,912	$19,065	$21,799
Securities	1,280	1,664	2,538	3,142
FHLB stock	109	111	229	261
Federal funds sold and other	22	3	34	6
Total interest income	10,575	12,690	21,866	25,208
Interest expense:
Deposits	1,704	2,087	3,550	4,249
FHLB advances	1,571	1,703	3,182	3,413
Securities sold under agreement to repurchase	680	675	1,355	1,343
Lease obligation	196	196	392	392
Total interest expense	4,151	4,661	8,479	9,397
Net interest income	6,424	8,029	13,387	15,811
Provision for loan losses	986	1,299	1,590	2,278
Net interest income after provision for loan losses	5,438	6,730	11,797	13,533
Noninterest income:
Service charges	1,052	1,035	2,063	1,971
Commission and fee income	160	172	404	379
Change in cash surrender value of BOLI	68	87	148	175
Gain on sale of loans	344	13	485	83
Other-than-temporary impairment (“OTTI”) credit loss on securities	(322)	(105)	(389)	(216)
Other	199	313	636	625
Total noninterest income	1,501	1,515	3,347	3,017
Noninterest expense:
Salaries and employee benefits	2,777	3,116	5,899	6,205
Occupancy and equipment	664	682	1,371	1,380
Advertising and marketing	117	105	224	226
Telephone, delivery and postage	163	200	345	410
Supplies	49	52	97	114
Audit and examination	263	185	716	354
FDIC premium expense	208	300	424	660
Merger expense	337	-	337	-
Other	1,315	922	2,658	2,055
Total noninterest expense	5,893	5,562	12,071	11,404
Income before income taxes	1,046	2,683	3,073	5,146
Income tax expense	380	947	1,142	1,891
Net income	$666	$1,736	$1,931	$3,255
Basic earnings per share	$0.11	$0.29	$0.32	$0.53
Diluted earnings per share	$0.11	$0.28	$0.32	$0.52

OTTI credit loss on securities:
Total OTTI loss on securities	$(374)	$(323)	$(441)	$(988)
Portion of OTTI loss recognized in other comprehensive income before income taxes	52	218	52	772
OTTI credit loss on securities	$(322)	$(105)	$(389)	$(216)

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income	$666	$1,736	$1,931	$3,255

Other comprehensive income:
Net change in unrealized gains on available for sale securities	$1,064	$1,758	$1,843	$2,459
OTTI non-credit related loss on securities for which a portion of the OTTI has been recognized in income	(52)	(218)	(52)	(772)
Other comprehensive income before tax	1,012	1,540	1,791	1,687
Income tax	(404)	(616)	(717)	(675)
Other comprehensive income, net of tax	608	924	1,074	1,012
Comprehensive income	$1,274	$2,660	$3,005	$4,267

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares	Amount	Paid-In	Retained	ESOP	Comprehensive	Treasury
	Outstanding	Issued	Capital	Earnings	Shares	(Loss)/Income	Stock	Total
Balance at January 1, 2012	6,192,727	$76	$75,555	$55,616	$(2,568)	$(2,490)	$(14,119)	$112,070
Net income	-	-	-	1,931	-	-	-	1,931
Other comprehensive income, net of tax	-	-	-	-	-	1,074	-	1,074
Earned ESOP shares	-	-	138	-	375	-	-	513
Stock-based compensation	-	-	157	-	-	-	-	157
Tax effect of stock-based compensation	-	-	170	-	-	-	-	170
Exercise of stock options	14,516	-	123	-	-	-	-	123
Cash dividends $0.14 per share	-	-	-	(822)	-	-	-	(822)
Repurchase and retirement of common stock	(4,501)	-	(42)	-	-	-	-	(42)
Balance at June 30, 2012	6,202,742	$76	$76,101	$56,725	$(2,193)	$(1,416)	$(14,119)	$115,174

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$1,931	$3,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,590	2,278
Change in fair value of servicing assets	135	(6)
Depreciation and amortization	709	756
ESOP expense	513	460
Amortization of stock-based compensation expense	157	562
Amortization of net deferred loan costs	1,159	1,343
Net amortization of premiums and discounts on securities	851	345
Gain on sale of loans	(485)	(83)
Other-than-temporary impairment credit loss on securities	389	216
Originations of loans held for sale	(33,102)	(8,804)
Proceeds from loans held for sale	32,092	11,179
Increase in cash surrender value of BOLI	(148)	(175)
Net change in:
Accrued interest receivable	393	267
Other assets	(402)	1,489
Accrued interest payable and other liabilities	657	(171)
Net cash provided by operating activities	6,439	12,911
Cash flows from investing activities:
Purchase of FHLB stock	(1,336)	(3,155)
Redemption of FHLB stock	1,723	2,676
Securities held to maturity:
Maturities, prepayments and calls	686	1,877
Securities available for sale:
Purchases	(53,503)	(32,172)
Proceeds from maturity or call	32,149	26,901
Loan repayments (originations), net	33,769	(14,414)
Purchase of premises and equipment	(277)	(882)
Proceeds from sale of foreclosed and repossessed assets	3,799	369
Net cash provided by (used for ) investing activities	$17,010	$(18,800)

Continued on following page

BEACON FEDERAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Continued

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash flows from financing activities:
Net decrease in deposits	$(2,616)	$(2,290)
Proceeds from FHLB advances	-	248,800
Repayment of FHLB advances	(30,000)	(241,300)
Exercise of stock options	123	-
Cash dividends	(822)	(600)
Repurchase of common stock	(42)	(1,062)
Net cash (used for) provided by financing activities	(33,357)	3,548
Net decrease in cash and cash equivalents	(9,908)	(2,341)
Cash and cash equivalents at beginning of period	43,724	12,439
Cash and cash equivalents at end of period	$33,816	$10,098
Supplemental cash flow information:
Interest paid	$8,538	$9,422
Income taxes paid	$1,459	$1,915
Real estate and repossessions acquired in settlement of loans	$4,749	$225

See accompanying notes to consolidated unaudited financial statements.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Recent Developments

On May 31, 2012, Beacon Federal Bancorp, Inc. (the “Company” or “Beacon Federal Bancorp”) and Berkshire Hills Bancorp, Inc. (“Berkshire” or “Berkshire Hills Bancorp”) jointly announced the execution of a definitive agreement whereby Berkshire will acquire Beacon Federal Bancorp in a 50% stock and 50% cash transaction.   As a result of the merger, Beacon Federal Bancorp’s shareholders will have the right to elect to receive $20.50 in cash or 0.9200 shares of Berkshire Hills Bancorp common stock in exchange for each outstanding share of Beacon Federal Bancorp, as outlined above. The transaction is expected to be completed during the fourth quarter of 2012, subject to the receipt of regulatory approvals and approval by the shareholders of Beacon Federal Bancorp. Berkshire’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “BHLB”. On August 8, 2012, the closing price of a share of Berkshire common stock was $22.06.

Note 2 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Beacon Federal Bancorp, Inc. (the “Company”), a savings and loan holding company that owns and operates Beacon Federal (the “Bank”), and have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of operations for the interim periods.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current presentation.  The reclassifications made to the prior year have no impact on the net income or overall presentation of the consolidated financial statements.

Note 3 – Significant Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the  carrying value of securities, allowance for loan losses and income taxes to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(1)
specific reserves for loans that are individually analyzed.  These specific reserves represent the Bank’s best estimate of inherent loss that exists in each credit, including a provision for the time value of money, without regard to when that portion of the loan might be deemed uncollectible and actually be charged off ; and

(2)
general allowances for loan losses for each loan type based on the historical loan loss experience for the last four years, including qualitative adjustments to historical loss experience, maintained to cover uncertainties that affect our estimate of probable losses for each loan type. Portions of the general allowance may be allocated for specific credits; however, the entire allowance is available for any credit that is not likely to be collected; that is, net charge-offs that are likely to be realized for a loan or pool of loans given facts and circumstances as of the evaluation date.

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

A general loan loss allowance is provided on all loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using an average loss factor methodology. The loans are stratified by type and the historical loss is tracked for the various stratifications. Loss experience is quantified for the most recent four years and if considered necessary by management, weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the migration analysis within parameters. The qualitative adjustments are based on the factors below. Generally, the factors are considered to have no significant impact to our historical ratios. However, if information exists to warrant adjustment to the historical loss analysis, changes are made in accordance with parameters supported by narrative and/or statistical analysis. This matrix considers the following ten factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific reserve is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible, with the balance remaining as an impaired loan until either the full principal is received or the loan is charged-off.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of this guidance did not materially impact the Company.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Earnings Per Share

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The basic and diluted earnings per share are summarized as follows (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Basic earnings per share:

Net income	$666	$1,736	$1,931	$3,255
Less dividends paid:
Common stock	411	294	822	593
Participating securities	-	4	-	7

Undistributed earnings	$255	$1,438	$1,109	$2,655

Weighted-average basic shares outstanding	5,973	6,003	5,961	6,020
Add: weighted-average participating securities outstanding	-	73	-	73
Total weighted-average basic shares and participating securities outstanding	5,973	6,076	5,961	6,093

Distributed earnings per share	$0.07	$0.05	$0.14	$0.10
Undistributed earnings per share	0.04	0.24	0.18	0.43
Basic earnings per share	$0.11	$0.29	$0.32	$0.53

Diluted earnings per share:

Undistributed earnings	$255	$1,438	$1,109	$2,655

Total weighted-average basic shares and participating securities outstanding	5,973	6,076	5,961	6,093
Add: Dilutive stock options	150	120	136	114
Total weighted-average diluted shares and participating securities outstanding	6,123	6,196	6,097	6,207

Distributed earnings per share	$0.07	$0.05	$0.14	$0.10
Undistributed earnings per share	0.04	0.23	0.18	0.42
Diluted earnings per share	$0.11	$0.28	$0.32	$0.52

Anti-dilutive option shares	-	11	-	12

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Securities

The amortized cost, unrealized gross gains and losses and fair values of securities at June 30, 2012 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value

Held to maturity:
Debt securities:
Mortgage-backed securities - Residential	$2,443	$145	$-	$2,588
Collateralized mortgage obligations - Private issuer	2,202	43	(35)	2,210
Collateralized mortgage obligations - Government agency	1,638	141	-	1,779
Total	$6,283	$329	$(35)	$6,577

Available for sale:
Debt securities:
Treasuries	$100	$1	$-	$101
Agencies	3,067	2	(19)	3,050
Pooled trust preferred securities	10,263	-	(5,008)	5,255
Mortgage-backed securities - Residential	72,695	1,976	-	74,671
Collateralized mortgage obligations - Private issuer	9,929	164	(694)	9,399
Collateralized mortgage obligations - Government agency	73,012	1,337	(19)	74,330
Total	$169,066	$3,480	$(5,740)	$166,806

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

The proceeds from sales or calls of securities were $32.1 million and $26.9 million for the six months ended June 30, 2012 and 2011, respectively.  There were no gross gains or gross losses recognized from sales and calls of securities during the six months ended June 30, 2012 and 2011, respectively.

Maturities of debt securities at June 30, 2012 are summarized as follows (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
June 30, 2012	Cost	Value	Cost	Value

Due within one year	$-	$-	$-	$-
Due after one through five years	-	-	100	101
Due after five through ten years	-	-	3,067	3,050
Due after ten years	-	-	10,263	5,255
	-	-	13,430	8,406
Mortgage-backed securities - Residential	2,443	2,588	72,695	74,671
Collateralized mortgage obligations - Private issuer	2,202	2,210	9,929	9,399
Collateralized mortgage obligations - Government agency	1,638	1,779	73,012	74,330
	$6,283	$6,577	$169,066	$166,806

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	loss	Value	loss	Value	loss

Agencies	$1,998	$(19)	$-	$-	$1,998	$(19)
Pooled trust preferred securities	-	-	5,255	(5,008)	5,255	(5,008)
CMOs - Private issuer	2,475	(25)	6,670	(704)	9,145	(729)
CMOs - Government Agency	9,716	(19)	-	-	9,716	(19)
	$14,189	$(63)	$11,925	$(5,712)	$26,114	$(5,775)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	loss	Value	loss	Value	loss

Pooled trust preferred securities	$-	$-	$4,234	$(6,168)	$4,234	$(6,168)
Mortgage backed securities - Residential	3,031	(8)	-	-	3,031	(8)
CMOs - Private issuer	3,046	(367)	6,018	(1,407)	9,064	(1,774)
CMOs - Government Agency	3,609	(18)	-	-	3,609	(18)
	$9,686	$(393)	$10,252	$(7,575)	$19,938	$(7,968)

No assurance can be made that the credit quality of the securities with unrealized losses at June 30, 2012 will not deteriorate in the future which may require future reductions in income for other-than-temporary impairment (“OTTI”) credit losses.

Pooled Trust Preferred Securities (PTPS) (6 issues with unrealized loss at June 30, 2012). The unrealized losses on the Company’s pooled trust preferred securities, which are backed by financial institution issuers, were caused by general market conditions for financial institutions, which is an industry sector that has seen market decline, and the resulting lack of liquidity in the market for securities issued by or backed by financial institutions. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. The Company used a discounted cash flow (“DCF”) analysis to provide an estimate of the present value of expected future cash flows for all of the trust preferred securities. For three of the securities, the calculated present value of future cash flows was more than their amortized cost basis. The predominate factor in the present value of expected cash flows being greater than the carrying amount was the Company holding senior tranche positions in those securities, providing a priority in receipt of the cash flows estimated to be collected. Accordingly, the Company did not consider the unrealized losses on those three securities to be other-than-temporary credit-related losses at June 30, 2012.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our PTPS were rated “A” (upper medium grade and subject to low credit risk), or lower, and the lowest was rated “C” (lowest rated and typically in default with little prospect of recovery), as discussed below under the caption “Other-Than-Temporary Impairments.”

Mortgage-backed Securities (No issues with unrealized loss at June 30, 2012) and Collateralized Mortgage Obligations (10 issues with unrealized loss at June 30, 2012). The unrealized losses on the Company’s collateralized mortgage obligations were caused primarily by decreased liquidity and larger non-credit risk premiums for these securities. Management of the Company does not intend to sell the securities and does not believe the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity. Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary credit-related losses at June 30, 2012.

Mortgage-backed securities, and to a lesser extent, collateralized mortgage obligations (CMOs) are issued by federal agencies, primarily FNMA and FHLMC, and private issuers. Of the Company’s fifty-seven CMOs, forty-seven are government agency and ten are privately issued. Of the $748,000 of unrealized losses on CMOs, only $19,000 of the losses is on federal agency securities. The remaining unrealized losses are on privately issued securities, which generally carry a higher yield and greater degree of credit risk and liquidity risk than agency issues. One privately issued CMO with an unrealized loss was rated investment grade or better and six privately issued CMOs were rated less than investment grade, all of which were subprime, with the lowest rated “D.”

Agencies (2 issues with unrealized loss at June 30, 2012). The unrealized losses on the Company’s agency securities are related to changes in market rates and not credit quality of the issuer.

Individual debt securities in an unrealized loss position greater than 12 months and below investment grade with the lowest rating by security type as of June 30, 2012, are as follows (dollars in thousands):

Description	Class	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating
CMOs - Private Issuer:
CWALT 2006-19CB	A14	$2,866	$2,456	$(410)	D
First Horizon ALT 2006	1A1	1,518	1,398	(120)	D
ARMT 2005-3	4A1	1,891	1,752	(139)	Caa1
		6,275	5,606	(669)

Trust Preferred Securities:
Alesco Preferred Funding IV	B-1	455	41	(414)	C
US Capital Funding III 12/01/35	A-2	2,966	1,200	(1,766)	C
US Capital Funding I 05/01/34	B-2	512	220	(292)	C
		3,933	1,461	(2,472)
		$10,208	$7,067	$(3,141)

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We have determined that all three of the CMOs in unrealized loss positions greater than one year with below investment grade rating are other-than-temporarily impaired.

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

The Company has the intent not to sell or will not more likely than not be required to sell the other three PTPS until a recovery of amortized cost basis, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers and the Company’s senior tranche positions, we did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2012. The Company will continue to monitor the market price of these securities and the default rates of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment.

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

OTTI credit losses on debt securities recognized in noninterest income during the three and six months ended June 30, 2012 and OTTI non-credit losses recognized in accumulated other comprehensive loss (“AOCL”) at June 30, 2012 are summarized in the table below. Also included in the table is the lowest credit rating of each security and the percentage of defaults and delinquencies in the underlying banks and loans supporting each trust preferred and CMO security, respectively, as of June 30, 2012 (dollars in thousands):

		OTTI Credit Loss		Non-Credit	Lowest
	Fair	June 30, 2012		Loss in AOCL	Credit	Default /
Description	Value	QTD	YTD	June 30, 2012	Rating	Delinquency
Trust preferred securities:
US Capital Funding III 12/01/35	$1,200	$-	$-	$1,766	C	27.0%
Alesco Preferred Funding IV	41	-	-	414	C	40.2%
US Capital Funding I 05/01/34	220	39	39	292	C	22.2%
	1,461	39	39	2,472

Collateralized mortgage obligations:
CWALT 2006-19CB	2,456	65	132	410	D	9.6%
First Horizon Alt 2006	1,398	-	-	120	D	14.2%
ARMT 2005-3	1,752	218	218	139	Caa1	9.4%
	5,606	283	350	669
	$7,067	$322	$389	$3,141

The Company recognized an OTTI credit loss on trust preferred securities of $55,000 and $88,000 during the three and six months ended June 30, 2011, respectively. The Company recognized an OTTI credit loss on collateralized mortgage obligations of $50,000 and $128,000 during the three and six months ended June 30, 2011, respectively.

The Company recognized an OTTI credit loss of $39,000 on one trust preferred security during the three and six months ended June 30, 2012.  The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the fair value amount being less than the carrying amount. Inputs to the discount model included default rates, deferrals of interest, over-collateralization tests, interest coverage tests and other factors. For debt securities with credit ratings below “AA” (not high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest in accordance with FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. For those trust preferred securities that are other-than-temporarily impaired, defaults and deferrals provided by a third-party broker increased by $3.6 million and $2.6 million for the three and six months ended June 30, 2012, respectively.

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

The Company recognized an OTTI credit loss of $283,000 and $350,000 for the three and six months ended June 30, 2012, respectively, on two collateralized mortgage obligations. The Company used a DCF analysis to provide an estimate of the OTTI credit loss, which resulted from the calculated present value of cash flows expected to be collected being less than the amortized cost basis. Inputs to the DCF analysis include prepayment rate, default rate, delinquencies, loss severities and percentage of non-performing assets. For debt securities with credit ratings below “AA” (high quality), the Company discounts the expected cash flows at the current yield used to accrete the beneficial interest, which is in accordance with the subsequent measurement provisions of FASB ASC 325-40-35, “Investments-Other-Beneficial Interests in Securitized Financial Assets.” The accretable yield for the beneficial interest on the date of evaluation is the excess of estimated cash flows over the beneficial interest’s reference amount. The reference amount is equal to the initial investment minus cash received to date minus other-than-temporary impairments recognized to date plus the yield accreted to date. The increase in the percentage of delinquent loans and decrease in credit support contributed to the OTTI credit loss.

The following table summarizes the change in OTTI credit related losses on debt securities, exclusive of tax effects, for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended
	June 30,
	2012	2011
Credit related impairments with a portion recognized in other comprehensive loss:
Beginning balance	$4,886	$4,553
Credit related impairments on portions of OTTI previously recognized in other comprehensive loss	389	216
Ending balance	$5,275	$4,769

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Loans

Loans, net are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2012	2011

Residential real estate:
1-4 family	$169,194	$185,509
Home equity	119,410	128,370
Total Residential Real Estate	288,604	313,879
Commercial:
Commercial business	51,706	82,383
Commercial real estate	181,470	167,955
Multi-family real estate	34,378	35,854
Commercial - 1-4 family real estate	15,634	14,979
Construction	2,698	13,034
Total Commercial	285,886	314,205
Consumer:
Auto - indirect	119,654	115,712
Auto - direct	19,201	18,758
Other consumer - secured	21,137	18,934
Other consumer - unsecured	6,581	6,765
Total Consumer	166,573	160,169
Gross loans	741,063	788,253
Net deferred loan costs	4,038	4,238
Allowance for loan losses	(13,027)	(19,150)
Loans, net of allowance for loan losses	$732,074	$773,341

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011, respectively.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories (dollars in thousands).

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2011	$1,293	$15,855	$2,002	$-	$19,150
Provision for loan losses	146	375	83	-	604
Charge-offs	(104)	(5,941)	(294)	-	(6,339)
Recoveries	12	268	136	-	416
Balance at March 31, 2012	$1,347	$10,557	$1,927	$-	$13,831
Provision for loan losses	44	791	126	25	986
Charge-offs	(203)	(1,583)	(257)	-	(2,043)
Recoveries	1	104	148	-	253
Balance at June 30, 2012	$1,189	$9,869	$1,944	$25	$13,027

Allowance for loan losses:
Balance at December 31, 2010	$1,288	$12,070	$1,844	$38	$15,240
Provision for loan losses	36	746	235	(38)	979
Charge-offs	(61)	(40)	(335)	-	(436)
Recoveries	1	-	112	-	113
Balance at March 31, 2011	$1,264	$12,776	$1,856	$-	$15,896
Provision for loan losses	(2)	1,055	235	11	1,299
Charge-offs	(26)	(454)	(339)	-	(819)
Recoveries	10	28	109	-	147
Balance at June 30, 2011	$1,246	$13,405	$1,861	$11	$16,523

The following table details the balance in the allowance for loan losses based on the impairment method for the periods ending June 30, 2012 and December 31, 2011:

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
At June 30, 2012:
Period-end allowance balance attributed to loans:
Individually evaluated for impairment	$-	$2,934	$-	$-	$2,934
Collectively evaluated for impairment	1,189	6,935	1,944	25	10,093

Loan balance individually evaluated for impairment	$2,354	$32,422	$-	$-	$34,776
Loan balance collectively evaluated for impairment	286,250	253,464	166,573	-	706,287
	$288,604	$285,886	$166,573	$-	$741,063

At December 31, 2011:
Period-end allowance balance attributed to loans:
Individually evaluated for impairment	$16	$7,966	$-	$-	$7,982
Collectively evaluated for impairment	1,277	7,889	2,002	-	11,168

Loan balance individually evaluated for impairment	$3,232	$39,524	$-	$-	$42,756
Loan balance collectively evaluated for impairment	310,647	274,681	160,169	-	745,497
	$313,879	$314,205	$160,169	$-	$788,253

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $5.1 million at June 30, 2012 and $3.5 million at December 31, 2011.  The qualitative adjustments made to the general loan loss provision resulted in $5.0 million at June 30, 2012 compared to $7.7 million at December 31, 2011.

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

Loans secured by multi-family residential mortgages’ credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The recorded investment in nonaccrual loans, segregated by class of loans, was as follows (dollars in thousands):

	June 30,	December 31,
	2012	2011
Residential real estate:
1-4 family	$649	$250
Home equity	427	632
Commercial:
Commercial business	12,938	18,128
Commercial real estate	12,340	9,764
Multi-family real estate	-	755
Commercial - 1-4 family real estate	3,039	1,648
Construction	1,519	267
	$30,912	$31,444

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2012 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$-	$151	$176	$472	$168,395	$169,194	$-
Home equity	350	122	91	336	118,511	119,410	-
Commercial:
Commercial business	934	1,130	580	1,582	47,480	51,706	-
Commercial real estate	533	-	5,228	330	175,379	181,470	-
Multi-family real estate	-	-	-	-	34,378	34,378	-
Commercial - 1-4 family real estate	67	2,009	-	-	13,558	15,634	-
Construction	40	-	-	1,112	1,546	2,698	-
Consumer:
Auto - indirect	1,327	132	-	-	118,195	119,654	-
Auto - direct	50	-	-	-	19,151	19,201	-
Other consumer - secured	31	10	-	-	21,096	21,137	-
Other consumer - unsecured	15	7	-	-	6,559	6,581	-
Total	$3,347	$3,561	$6,075	$3,832	$724,248	$741,063	$-

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2011 was as follows (dollars in thousands):

							Accruing Loans
	30-59 Days	60-89 Days	90-119 Days	120 Days	Current	Total	90 or More
	Past Due	Past Due	Past Due	and Greater	Loans	Loans	Days Past Due
Residential real estate:
1-4 family	$60	$199	$250	$-	$185,000	$185,509	$-
Home equity	672	232	84	548	126,834	128,370	-
Commercial:
Commercial business	4,042	717	401	91	77,132	82,383	-
Commercial real estate	1,834	-	400	1,738	163,983	167,955	-
Multi-family real estate	-	-	-	755	35,099	35,854	-
Commercial - 1-4 family real estate	15	50	-	1,648	13,266	14,979	-
Construction	-	1,126	-	208	11,700	13,034	-
Consumer:
Auto - indirect	2,306	104	-	-	113,302	115,712	-
Auto - direct	109	4	-	-	18,645	18,758	-
Other consumer - secured	92	-	-	-	18,842	18,934	-
Other consumer - unsecured	37	1	-	-	6,727	6,765	-
Total	$9,167	$2,433	$1,135	$4,988	$770,530	$788,253	$-

Nonperforming loans totaled $35.9 million at June 30, 2012.  Of the $35.9 million of nonperforming loans, $30.9 million were on nonaccrual status and $5.0 million were on accrual status.  Of the $30.9 million loans on nonaccrual status $17.2 million were current and $13.7 million were past due.  Large groups of smaller balance homogenous loans consisted of consumer and residential real estate loans that totaled $1.1 million at June 30, 2012 and these loans were collectively evaluated for impairment.  The $5.0 million of nonperforming loans on accrual status were troubled debt restructurings that were performing in accordance with restructured terms.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans are set forth in the following tables (dollars in thousands):

						Three Months Ended		Six Months Ended
	June 30, 2012					June 30, 2012		June 30, 2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest	Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized	Investment	Recognized

Residential real estate:
1-4 family	$2,354	$2,354	$-	$2,354	$-	2,358	$29	$2,362	$63
Commercial:
Commercial business	20,935	8,507	6,891	15,398	1,999	14,283	40	14,918	258
Commercial real estate	13,898	11,880	927	12,807	721	11,310	49	11,710	150
Multi-family real estate	-	-	-	-	-	-	-	-	-
Construction	1,367	407	812	1,219	214	1,229	-	1,095	9
Commercial 1-4 family real estate	3,632	2,998	-	2,998	-	1,016	35	1,027	41
Total	$42,186	$26,146	$8,630	$34,776	$2,934	30,196	$153	$31,112	$521

						Three Months Ended		Six Months Ended
	June 30, 2011					June 30, 2011		June 30, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest	Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Residential real estate:
1-4 family	$871	$-	$871	$871	$5	873	$15	$875	$15
Commercial:
Commercial business	2,207	99	1,222	1,321	1,128	715	4	715	4
Commercial real estate	7,032	897	3,502	4,399	1,650	4,399	1	4,389	2
Multi-family real estate	3,375	775	906	1,681	426	1,681	-	1,682	-
Commercial 1-4 family real estate	1,648	-	1,648	1,648	550	1,550	-	1,425	-
Total	$15,133	$1,771	$8,149	$9,920	$3,759	9,218	$20	$9,086	$21

						Year Ended
	December 31, 2011					December 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Residential real estate:
1-4 family	$3,232	$-	$3,232	$3,232	$16	$877	$31
Commercial:
Commercial business	23,361	5,493	17,705	23,198	6,878	2,076	96
Commercial real estate	14,889	7,050	6,607	13,657	734	2,852	63
Multi-family real estate	1,772	452	303	755	91	755	-
Construction	267	-	267	267	175	15	-
Commercial 1-4 family real estate	1,647	1,500	147	1,647	88	1,537	-
Total	$45,168	$14,495	$28,261	$42,756	$7,982	$8,112	$190

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Special mention – Loans classified as special mention have a potential weakness and deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents risk rated classified loans by class of commercial loan (dollars in thousands):

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial business	$22,195	$8,909	$16,669	$3,933	$51,706
Commercial real estate	142,567	18,506	20,031	366	181,470
Multi-family real estate	33,496	829	53	-	34,378
Commercial- 1-4 family real estate	10,901	654	4,079	-	15,634
Construction	1,179	-	1,468	51	2,698
	$210,338	$28,898	$42,300	$4,350	$285,886

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial business	$29,086	$19,993	$25,602	$7,702	$82,383
Commercial real estate	135,280	9,663	22,507	505	167,955
Multi-family real estate	33,045	2,054	-	755	35,854
Commercial - 1-4 family real estate	12,361	489	1,981	148	14,979
Construction	11,898	415	513	208	13,034
	$221,670	$32,614	$50,603	$9,318	$314,205

Loan modifications.  The Company had the following restructured loans classified by type of concession made at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
Type of concession	# of Loans	Unpaid Principal Balance	Allocated Allowance
		(Dollars in thousands)
Commercial loans - non collateral-dependent
Term extended and interest rate reduced (reduced to market rate)	12	$10,516	$156
Total	12	$10,516	$156

Commercial loans - collateral-dependent
Interest-only for 6 to 12 months	7	$1,397	$158
Term extended and interest rate reduced (reduced to market rate)	8	6,868	1,656
Total	15	$8,265	$1,814

Residential 1-4 family loan - collateral-dependent
Term extended and interest rate reduced to below-market rate	1	$2,354	$-
Total	1	$2,354	$-

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

At June 30, 2012, there were $9.1 million of restructured loans classified as nonaccrual loans and nonperforming loans. At December 31, 2011, there were $4.4 million of restructured loans classified as nonaccrual loans and nonperforming loans.

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

During the three and six month periods ending  June 30, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

We establish an allowance when loans are determined to be impaired, including troubled debt restructurings. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The Company has allocated an allowance for loan losses of $1.3 million and $2.0 million to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2012 and December 31, 2011.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of troubled debt restructurings during the periods indicated (dollars in thousands):

	Three months ended June 30, 2012
		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial business	1	$97	$97
Commercial - 1-4 family real estate	1	97	97
Total	2	$194	$194

	Six months ended June 30, 2012
		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial:
Commercial business	3	$263	$263
Commercial - 1-4 family real estate	1	97	97
Total	4	$360	$360

The troubled debt restructurings described above increased the allowance for loan losses by $5,000 and $45,000 and resulted in no charge-offs during the three and six months ended June 30, 2012, respectively.

The following table summarizes the troubled debt restructurings for which there was a payment default within the previous 12 months (dollars in thousands):

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Commercial business	2	$1,130	2	$1,130
Total	2	$1,130	2	$1,130

Loans and leases are considered to be in payment default once it is greater than 30 days contractually past due under the modified terms. The troubled debt restructurings described above that subsequently defaulted resulted in a $100,000 increase to the allowance for loan losses for the three and six month periods ending June 30, 2012. There were charge-offs of $259,000 and $598,000 on these defaulted troubled debt restructurings during the three and six month periods ending June 30, 2012.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of troubled debt restructurings at June 30, 2012:

	Number of	Recorded
	Contracts	Investment
Residential real estate:	1	$2,354
Commercial:
Commercial business	9	5,217
Commercial real estate	3	4,415
Commercial - 1-4 family real estate	2	697
Total	15	$12,683

The Company had four TDRs totaling $5.0 million as of June 30, 2012, which were included in impaired loans on accrual status since these loans were performing in accordance with the restructured terms.

At December 31, 2011, there were sixteen TDRs totaling $15.9 million.  There were six TDRs totaling $3.7 million that were included in impaired loans and on nonaccrual status, while the remaining ten TDRs totaling $12.2 million were included in impaired loans on accrual status.

The terms of certain other loans were modified during the three and six months ended June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012 of $8.5 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default or any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

In general, a delay in payment is considered to be insignificant if it is less than three months.

Note 7 – Deposits

Deposits are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2012	2011

Noninterest-bearing checking	$49,596	$47,152
Interest-bearing checking accounts	74,972	62,453
Savings accounts	111,112	101,897
Money market accounts	218,475	205,565
Time accounts	224,085	263,789
	$678,240	$680,856

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 – Equity Incentive Plan

As authorized by the Beacon Federal Bancorp, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), the Board of Directors granted 153,735 shares of non-incentive stock options to directors, officers and employees on January 27, 2011.  The options have an exercise price of $12.60 per share, vest over a three-year period and expire ten years from the date of the grant.  The Company has estimated the fair value of awards under this option issuance to be $3.72 per award using the Black-Scholes pricing model.  The Company has recorded $89,000 of expense related to this option issuance for the six months ended June 30, 2012.  Total option expense for the three and six months ended June 30, 2012 was $79,000 and $157,000, respectively.  Total option expense was $125,000 and $256,000 for the three and six months ended June 30, 2011, respectively.

Restricted stock award expense for the three and six months ended June 30, 2012 was $0.  Restricted stock award expense for the three and six months ended June 30, 2011 was $153,000 and $306,000, respectively.

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

At June 30, 2012, the Company had no unrecognized tax benefits.  We are subject to U.S. Federal income taxes, as well as State of New York, Massachusetts and Tennessee income taxes.  State income tax returns filed for the years ended December 31, 2008 through December 31, 2010 and the U.S. Federal income tax return for the year ended December 31, 2010 remain open to examination by these jurisdictions.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$28,432	$6,393	$25,616	$22,318
Unused lines of credit	$2,230	$49,749	$2,279	$51,060
Range of fixed-rate commitments	4.06%-15.00%		3.375%-15.00%

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following instruments are considered financial guarantees and are carried at fair value.  The contract amount and fair value of these instruments was as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Standby letters of credit	$909	$-	$1,621	$-
Limited recourse obligations related to loans sold	$2,624	$-	$2,036	$-

Loans sold to the Federal Home Loan Bank (FHLB) of New York under the Mortgage Partnership Finance program are sold with recourse.  The Bank has an annual agreement that allows selling up to $75 million of residential loans to the FHLB of New York.  Approximately $80.0 million has been sold through June 30, 2012 under the current and previous agreements.  Under the agreements, the Bank has a maximum credit enhancement of $2.6 million at June 30, 2012.  Based upon a favorable payment history, the Bank does not anticipate recognizing any losses on these residential loans, and accordingly, has not recorded a liability for the credit enhancement.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We assume that all auction calls will fail due to the dramatic decline in value of PTPS pools below the par value of PTPS liabilities. The significant unobservable inputs used in the fair value measurement of the company’s PTPSs are probabilities of specific-issuer defaults and deferrals and specific-issuer recovery assumptions. Significant increases in specific-issuer default assumptions or decreases in specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, significant decreases in specific-issuer default assumptions or increases in specific-issuer recovery assumptions would result in a significantly higher fair value measurement.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company had outstanding forward sales contracts of $10.5 million in notional value, matched against $11.0 million of interest rate lock commitments at June 30, 2012. The interest rate lock commitments included in other assets and forward sales contracts recognized in other liabilities amounted to $318,000 and $80,000, respectively, at June 30, 2012 and were accounted for at fair value as an undesignated derivative with a $110,000 fair value gain on the interest rate lock commitments and a $24,000 gain on the mandatory forward sales contracts recognized in noninterest income for the six months ended June 30, 2012. The fair value of the Company’s derivative financial instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are recorded at fair value utilizing Level 2 inputs. The Company believes that it has enough sources of liquidity to satisfy future cash requirements as they related to these derivative instruments.

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012, segregated by the level of the inputs within the hierarchy used to measure fair value (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value
Available for sale securities:
Debt securities:
U.S. Treasury and agencies	$101	$3,050	$-	$3,151
Pooled trust preferred securities	-	-	5,255	5,255
Mortgage-backed securities - Residential	-	74,671	-	74,671
Collateralized mortgage obligations - Private issuer	-	9,399	-	9,399
Collateralized mortgage obligations - Government agency	-	74,330	-	74,330
	$101	$161,450	$5,255	$166,806

Loans held for sale in the secondary market	$-	$2,845	$-	$2,845

Mortgage servicing rights	$-	$1,004	$-	$1,004

Loan commitment derivatives	$-	$318	$-	$318

Liabilities

Sales contract derivatives	$-	$80	$-	$80

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $10,000 as of June 30, 2012.

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

The aggregate fair value exceeded the aggregate unpaid principal balance of loans held for sale that are carried at fair value under ASC 825-10-25 by $5,000 as of December 31, 2011.

There were no transfers between Level 1 and Level 2 categorizations for the periods presented.

Financial Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3). The changes in fair value of assets measured using Level 3 inputs were as follows (dollars in thousands):

	Trust Preferred Securities
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Beginning balance	$4,196	$5,973	$4,234	$5,446
Principal paydowns	(45)	(468)	(99)	(500)
Total gains or losses (realized/unrealized)
Included in earnings	(39)	(55)	(39)	(89)
Included in other comprehensive income	1,143	1,027	1,159	1,620
Ending balance	$5,255	$6,477	$5,255	$6,477

There were no transfers into or out of Level 3 categorization for the periods presented.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For Level 3 financial assets measured at fair value on a recurring basis at June 30, 2012, the significant unobservable inputs used in the fair value measurements are as follows (dollars in thousands):

		Valuation	Unobservable	Weighted
Assets	Fair Value	Technique	Input(s)	Average

Pooled trust preferred securities	$5,255	Discounted	Collateral default rate	0.53%
		cash flow	Recoveries	6.39%

Financial Assets Measured at Fair Value on a Non-Recurring Basis. Financial assets measured at fair value on a non-recurring basis, utilizing level 3 inputs at June 30, 2012, include impaired loans that had a principal balance of $28.7 million, with a valuation allowance of $2.2 million at June 30, 2012, resulting in an additional provision for loan losses of $1.6 million for the six months ended June 30, 2012.  At December 31, 2011, impaired loans had a principal balance of $35.6 million, with a valuation allowance of $4.5 million, resulting in an additional provision for loan losses of $3.0 million for the year ended December 31, 2011. The impaired loans are collateral dependent and are measured for impairment using the fair value of collateral.

Assets measured at fair value on a non-recurring basis utilizing Level 3 inputs are summarized below (dollars in thousands):

	June 30,	December 31,
	2012	2011

Impaired loans:
Residential real estate	$2,354	$3,215
Commercial business	8,151	12,652
Commercial real estate	11,619	12,922
Multi-family real estate	-	664
Commercial 1-4 family real estate	3,039	1,560
Construction	1,304	93
Total	$26,467	$31,106

There were no transfers into or out of level 3 categorization for the six months ended June 30, 2012.

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For Level 3 financial assets measured at fair value on a non-recurring basis at June 30, 2012, the significant unobservable inputs used in the fair value measurements are as follows (dollars in thousands):

		Valuation	Unobservable
Assets	Fair Value	Technique	Input(s)	Range

Impaired loans	$26,467	Sales comparison and income approaches	Adjustments for differences between comparable sales and net operating income expectations	8.00%-9.00%

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments. Carrying amount, estimated fair value and the financial hierarchy of the Company’s financial instruments were as follows (dollars in thousands):

			Quoted Prices in	Significant
	June 30,		Active Markets	Other	Significant
	2012		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$33,816	$33,816	$33,816	$-	$-
Securities available for sale	166,806	166,806	101	161,450	5,255
Securities held to maturity	6,283	6,577	-	6,577	-
Loans held for sale in the secondary market	2,845	2,845	-	2,845	-
Loans, net	732,074	745,406	-	-	745,406
Mortgage servicing rights	1,004	1,004		1,004	-
FHLB stock and other restricted stock	12,218	N/A	-	-	-
Accrued interest receivable	2,781	2,781	-	2,781	-

Financial liabilities:
Deposits	678,240	680,078	453,397	226,681	-
Federal Home Loan Bank advances	118,427	119,763	-	119,763	-
Securities sold under agreement to repurchase and other short-term borrowings	73,000	79,193	-	79,193	-
Accrued interest payable	1,396	1,396	-	1,396	-

			Quoted Prices in	Significant
	December 31,		Active Markets	Other	Significant
	2011		for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$43,724	$43,724	$43,724	$-	$-
Securities available for sale	144,896	144,896	101	140,561	4,234
Securities held to maturity	6,975	7,207	-	7,207	-
Loans held for sale in the secondary market	1,350	1,350	-	1,350	-
Loans, net	773,341	786,152	-	-	786,152
Mortgage servicing rights	790	790	-	790	-
FHLB stock and other restricted stock	12,605	N/A	-	-	-
Accrued interest receivable	3,174	3,174	-	3,174	-

Financial liabilities:
Deposits	680,856	678,108	410,463	267,645	-
Federal Home Loan Bank advances	148,427	152,433	-	152,433	-
Securities sold under agreement to repurchase and other short-term borrowings	73,000	79,158	-	79,158	-
Accrued interest payable	1,454	1,454	-	1,454	-

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

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 12 – Subsequent Event- Regulatory Agreement

On July 12, 2012, Beacon Federal Bancorp Inc.’s wholly-owned subsidiary, Beacon Federal (the “Bank”) entered into a formal agreement (the “Agreement”) with the Office of the Comptroller of the Currency (“OCC”) for the Bank to take various actions with respect to the operation of the Bank. Implementation of the Agreement will increase the Bank’s administrative costs for the near term. The Agreement provides that:

●	the Bank will not be permitted to declare a dividend or make any other capital distributions without the prior written approval of the OCC;

●
within 30 days of the date of the Agreement, the Board must establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement;

●
within 60 days of the date of the Agreement, the Board will review and assess the qualifications of each senior executive officer and director to ensure that the Bank has competent management in place to carry out the Board’s policies and ensure compliance with the Agreement, applicable laws, rules and regulations;

●	the Bank must comply with regulatory prior approval requirements with respect to appointments of proposed directors and senior executive officers;

●
within 120 days of the date of the Agreement, the Board must develop and, subject to the receipt of OCC non-objection, implement and thereafter ensure the Bank’s adherence to a three year capital program (which will be updated yearly or more frequently, if necessary) consistent with the Bank’s business plan;

●
within 120 days of the date of the Agreement, the Board must develop and, subject to the receipt of OCC non-objection, implement and thereafter ensure the Bank’s adherence to a written three year business plan;

●	within 90 days of the date of the Agreement, the Board must develop, implement and thereafter ensure the Bank’s adherence to a written corporate business continuity plan;

●
within 60 days of the date of the Agreement, the Board must establish through a written credit policy, credit risk management practices to ensure effective credit administration, portfolio management and monitoring and risk mitigation;

●	within 60 days of the date of the Agreement, the Board must adopt, implement and thereafter ensure the Bank’s adherence to a written asset diversification program;

●
within 60 days of the date of the Agreement, the Board must adopt, implement and thereafter ensure the Bank’s adherence to a written program designed to eliminate the basis of criticism of certain assets equal to or exceeding $250,000 which will be reviewed on at least a quarterly basis by the Board or a committee of the Board;

BEACON FEDERAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●	within 60 days of the date of the Agreement, the Board must develop, implement and thereafter adhere to a written program to improve its internal controls over its commercial lending activities;

●	within 60 days of the date of the Agreement, the Board must review and revise the Bank’s written loan policy;

●	within 60 days of the date of the Agreement, the Board will establish an effective independent and on-going loan review system to review at least quarterly the Bank’s loan and lease portfolios;

●
within 60 days of the date of the Agreement, the Board must develop, implement and thereafter ensure the Bank’s adherence  to a written program providing for independent review of problem loans and leases for the purpose of monitoring portfolio trends on at least a quarterly basis;

●	within 60 days of the date of the Agreement, the Board will review and revise its independent internal audit program;

●	the Board will review the adequacy of the Bank’s allowance for loan losses at least once each calendar quarter and its program for the maintenance of an adequate allowance;

●
within 60 days of the date of the Agreement, the Board will require the Bank to update and improve its information security risk assessment policy and written annual information security report to the Board to ensure adherence to a comprehensive, written, information security program in compliance with applicable regulations;

●
within 60 days of the date of the Agreement, the Board will review the responsibilities of the information security officer and ensure that his or her duties are consistent with standard industry practice and regulatory requirements; and

●
within 60 days of the date of the Agreement, the Board will ensure that an adequate number of independent and qualified staff is engaged to develop, implement, monitor and periodically adjust the information security program.

Management and the board of directors are committed to taking all necessary actions to promptly address the requirements of the Agreement.  In connection with the foregoing, the Bank has retained legal and other resources, as needed, to assist and advise in meeting the requirements of the Agreement.

While subject to the Agreement, the Bank expects to fully comply with the terms of the Agreement and that its management and board of directors will be required to focus a substantial amount of time on complying with its terms. However, there is no guarantee that the Bank will be able to fully comply with the Agreement. If the Bank fails to comply with the terms of the Agreement, it could be subject to further regulatory enforcement actions.

In addition, the Bank is subject to individual minimum capital ratios (“IMCRs”) established by the OCC requiring Tier 1 Capital equal to at least 9.00 percent of adjusted total assets and Total Risk Based Capital equal to at least 12.50 percent of risk-weighted assets. The Bank has met all IMCRs at June 30, 2012: Tier 1 Capital was 10.99 percent of adjusted total assets and Total Risk Based Capital was 15.60 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain additional actions by regulators that, if undertaken, could have a direct material adverse effect on the Bank’s financial performance.

BEACON FEDERAL BANCORP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, compliance with the Agreement and IMCRs, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additionally, other risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”), which is available through the SEC’s website at www.sec.gov.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which only speak as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 to the Consolidated Financial Statements in our 2011 Form 10-K and Note 3 to the Consolidated Financial Statements in this Form 10-Q, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements in this Form 10-Q.  The critical accounting policies are the accounting for credit losses, the valuation of securities and the accounting for income taxes.  Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting policies during the first six months of 2012.

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

BEACON FEDERAL BANCORP, INC.

On July 12, 2012, the Bank entered into a formal agreement (the “Agreement”) with the OCC. The Agreement requires the Bank to take certain actions, including receiving prior written approval from the OCC regarding the declaration or payment of dividends or making any other capital distribution, a review of management, the establishment of a three-year capital program and business plan.  The Agreement also requires the establishment or revision of programs related to a business continuity plan, loan portfolio management, credit concentrations, criticized assets, commercial lending, internal controls, loan policy, internal independent loan review, internal audit, allowance for loan losses and governance of information security.

Management and the board of directors are committed to taking all necessary actions to promptly address the requirements of the Agreement.  In connection with the foregoing, the Bank has retained legal and other resources, as needed, to assist and advise in meeting the requirements of the Agreement.

While subject to the Agreement, the Bank expects to fully comply with the terms of the Agreement and that its management and board of directors will be required to focus a substantial amount of time on complying with its terms. However, there is no guarantee that the Bank will be able to fully comply with the Agreement. If the Bank fails to comply with the terms of the Agreement, it could be subject to further regulatory enforcement actions.

In addition, the Bank is subject to individual minimum capital ratios (“IMCRs”) established by the OCC requiring Tier 1 Capital equal to at least 9.00 percent of adjusted total assets and Total Risk Based Capital equal to at least 12.50 percent of risk-weighted assets. The Bank has met all IMCRs at June 30, 2012: Tier 1 Capital was 10.99 percent of adjusted total assets and Total Risk Based Capital was 15.60 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain additional actions by regulators that, if undertaken, could have a direct material adverse effect on the Bank’s financial performance.

Economic Conditions.  The national economy, as well as the local economies within our market areas, continues to be weak.  The economy has been marked by high unemployment rates, rising numbers of foreclosures, declining home prices and contractions in business and consumer credit.  The national unemployment rate ended the second quarter at 8.2%.  The unemployment rate in the Company’s primary market area in New York State is above the national average at 9.1% in June 2012 compared to 8.0% in June 2011.  The Federal Open Market Committee has announced that it will keep the federal funds rate between 0.00% and 0.25% through at least the middle of 2013.

Operating Results.  Net income decreased to $666,000 for the quarter ended June 30, 2012, from $1.7 million for the quarter ended June 30, 2011.  The decrease in net income resulted primarily from a decline in net interest income, partially offset by a lower provision for loan losses. Net income decreased to $1.9 million for the six months ended June 30, 2012, from $3.3 million for the six months ended June 30, 2011.  The decrease in net income resulted primarily from a decline in net interest income, partially offset by a lower provision for loan losses.

Financial Condition.  Total assets decreased by $28.9 million to $998.0 million at June 30, 2012, as a result of a $41.3 million decrease in net loans and a $9.9 million decrease in cash and cash equivalents, partially offset by a $21.2 million increase in securities.  FHLB advances decreased by $30.0 million to $118.4 million at June 30, 2012 and deposits decreased $2.6 million to $678.2 million at June 30, 2012.  Stockholders’ equity increased by $3.1 million, or 2.8%, to $115.2 million at June 30, 2012 from $112.1 million at December 31, 2011.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Cash and Cash Equivalents. Cash and cash equivalents decreased by $9.9 million to $33.8 million at June 30, 2012 from $43.7 million at December 31, 2011 due to the repayment of certain FHLB advances that have matured in the second quarter of 2012 and the purchase of securities, partially offset by loan proceeds.

Securities.  Securities available for sale increased to $166.8 million at June 30, 2012 from $144.9 million at December 31, 2011.  The increase in securities available for sale reflected the reinvestment of loan repayments from borrowers.  The majority of the increase in available for sale securities is within mortgage-backed securities, partially offset by a decrease in government agency collateralized mortgage obligations.

BEACON FEDERAL BANCORP, INC.

Loans.  Net loans decreased by $41.3 million to $732.1 million at June 30, 2012 due to weak loan demand primarily in our commercial loan portfolio, an exceptionally competitive lending environment, a higher than normal level of prepayments in our residential and commercial loan portfolios and an increased amount of loan charge-offs taken during the first six months of 2012.   Going forward, the Company expects net loans to continue to decrease, due primarily to loan participation agreements the Company expects to enter into with Berkshire in the third quarter of 2012.  The Company is participating out loans to Berkshire due to internal lending limits.  As part of the loan participation agreements, the Company will continue to service the loans, however, the Company will have no lending rights with regards to these participated amounts.

During the six months ended June 30, 2012 commercial loans and residential loans decreased by $28.3 million and $25.3 million, respectively.  Consumer loans increased $6.4 million, primarily in the Company’s auto-indirect and secured consumer lending areas.

The decrease of $28.3 million in commercial loans was due to a higher than normal level of prepayments in our commercial loan portfolio and an increased amount of loan charge-offs taken during the first six months of 2012.   The Company took $7.1 million of commercial loan charge-offs, related to impaired loans, during the first six months of 2012.  Of the $7.1 million commercial loan charge-offs, $6.1 million were specifically reserved for at March 31, 2012 and December 31, 2011.  Commercial loan originations were $21.1 million during the first six months of 2012, compared to $50.5 million for the first six months of 2011.  The decrease in originations was primarily due to the regulatory environment in which we currently operate and weak loan demand.

The $25.3 million decrease in residential loans was due to normal loan amortizations and prepayments due to the availability of low interest rates and a continued demand for mortgage refinances.  Originations of residential loans amounted to $49.7 million during the six months ended June 30, 2012, with a majority being sold in the secondary market, compared to $33.8 million for the first six months of 2011.  Mortgage interest rates have continued to remain low and the demand for refinances has remained strong.

Deposits.  Deposits decreased by $2.6 million to $678.2 million at June 30, 2012. Time deposits decreased by $39.7 million when compared to December 31, 2011 due to the Company’s strategy to pursue lower cost non-maturity deposits.  Non-maturity deposits increased by $37.1 million during the first six months of 2012. This increase reflects the Company’s efforts to continue to decrease the cost of funds by targeting our marketing efforts on attracting new core accounts.

Borrowings.  FHLB advances of $30.0 million matured in the second quarter of 2012, decreasing the amount of FHLB advances to $118.4 million at June 30, 2012.  Securities sold under agreement to repurchase and other short-term borrowings remained unchanged at $73.0 million at June 30, 2012.  The Company has access when necessary to alternative sources of financing, including brokered deposits, Certificate of Deposit Account Registry Service (“CDARS”) and the Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank of New York.

Stockholders’ Equity. Stockholders’ equity increased by $3.1 million, or 2.8%, to $115.2 million at June 30, 2012 from $112.1 million at December 31, 2011.  The increase primarily reflected $1.9 million of net income for the six months ended June 30, 2012, $1.1 million of other comprehensive income, $157,000 of amortization of stock related compensation and $513,000 of allocated ESOP shares, partially offset by cash dividends of $822,000.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Interest Income.  Interest income was $10.6 million in the second quarter of 2012, decreasing by $2.1 million, or 16.7%, compared with the same quarter of 2011.  The decrease resulted primarily from lower yields on loans and securities and a decline in the average balance of loans.

BEACON FEDERAL BANCORP, INC.

Interest income on loans of $9.2 million for the second quarter of 2012 decreased $1.7 million, or 16.0%, from the same period in the prior year.  The average yield on loans declined 46 basis points to 4.88% for the second quarter of 2012 from 5.34% for the same period in the prior year, which reflected a decline in the yield on loans indexed to the prime rate, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio and a higher level of nonaccrual loans during the 2012 period compared to the 2011 period.  In addition, the average balance on loans decreased to $755.4 million for the quarter ended June 30, 2012 from $819.6 million for the quarter ended June 30, 2011.

Interest income on securities for the second quarter of 2012 was $1.3 million and decreased by $384,000 from the second quarter of 2011, reflecting lower average yields on such securities which decreased to 2.89% for the second quarter of 2012 from 3.78% for the second quarter of 2011.  The yield on securities decreased due to new purchases of securities at lower interest rates.  The average balance of securities increased $1.8 million, or 1.0%, to $178.4 million for the quarter ended June 30, 2012 from $176.5 million for the quarter ended June 30, 2011.

Interest Expense.  Interest expense decreased 10.9% to $4.2 million for the second quarter of 2012, from $4.7 million for the same quarter in 2011.  The decrease in interest expense resulted primarily from lower average rates and average balances on deposits in addition to a decline in the average balance of FHLB advances.

Interest expense on deposits decreased by $383,000, or 18.4%, to $1.7 million for the quarter ended June 30, 2012 from $2.1 million for the quarter ended June 30, 2011.  The average rate paid on deposits decreased 22 basis points to 1.09% for the second quarter of 2012 from 1.31% for the comparable quarter in 2011 due to lower market interest rates. The average balance of interest-bearing deposits decreased to $628.3 million for the quarter ended June 30, 2012 from $640.6 million for the quarter ended June 30, 2011, as a result of the Company pursuing lower-cost non-maturity deposits.

Interest expense on time accounts (certificates of deposit, brokered deposits and CDARS) decreased by $593,000, or 39.2%, to $918,000 for the quarter ended June 30, 2012 from $1.5 million for the quarter ended June 30, 2011, due primarily to a decrease of 33 basis points in average time account rates to 1.59% for the quarter ended June 30, 2012 from 1.92% for the prior year quarter and a $83.0 million lower average balance of time accounts.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements and lease obligations, decreased to $2.4 million for the quarter ended June 30, 2012 from $2.6 million for the quarter ended June 30, 2011, due primarily to a lower average balance as certain FHLB advances matured.  The average balance on borrowings decreased to $224.3 million for the quarter ended June 30, 2012 from $237.9 million for the quarter ended June 30, 2011.

Net Interest Income.  Net interest income decreased by $1.6 million to $6.4 million for the second quarter of 2012.  The decrease in net interest income was due primarily to a lower net interest rate spread, net interest margin and an increase in nonaccrual loans between the comparative periods.  Our net interest rate spread decreased to 2.36% for the second quarter of 2012 from 2.91% for the second quarter of 2011 and the net interest margin decreased to 2.62% from 3.19% for the same comparative periods.  The lower net interest rate spread was attributable to a lower yield earned on our loans and securities.  As high-yielding assets mature, they are being replaced with current market rate assets which are at consistently lower yields leading to pressure on the Company’s net interest margin, which is expected to continue in the near term.  Our nonaccrual loans were $30.9 million at June 30, 2012, compared to $31.4 million at December 31, 2011 and $11.9 million at June 30, 2011.  Interest income that would have been recorded for the three months ended June 30, 2012 had nonaccruing loans been current according to their original terms amounted to $235,000. Interest of $161,000 was recognized on these loans and is included in net income for the three months ended June 30, 2012.

Provision for Loan Losses.  We recorded a provision for loan losses of $986,000 for the quarter ended June 30, 2012 compared to a provision for loan losses of $1.3 million for the quarter ended June 30, 2011.  Nonperforming loans were $35.9 million as of June 30, 2012, compared to $38.2 million as of March 31, 2012 and $15.9 million as of June 30, 2011.  The allowance for loan losses was $13.0 million, or 1.76% of total loans, exclusive of loans held for sale, at June 30, 2012 compared to $19.2 million, or 2.43% of total loans, exclusive of loans held for sale, at December 31, 2011.  The ratio of the allowance for loan losses to gross loans decreased as a result of an increase in net charge-offs, primarily related to impaired loans.  The ratio of the allowance for loan losses to nonperforming loans was 36.34% at June 30, 2012, compared with 43.88% at December 31, 2011.

BEACON FEDERAL BANCORP, INC.

Net loan charge-offs were $1.8 million for the quarter ended June 30, 2012, compared to net charge-offs of $672,000 for the quarter ended June 30, 2011.  In the Company’s on-going efforts to implement improvements in credit administration, an expanded internal loan review and an assessment of overall credit risk in the loan portfolio was conducted by our new Chief Credit Officer, leading to the increase in net loan charge-offs.  The allowance for loan losses was adequate to cover all amounts charged off.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate as of June 30, 2012.

Noninterest Income.  Noninterest income slightly decreased by $14,000 to $1.5 million, when compared to the quarter ended June 30, 2011. Noninterest income decreased primarily due to a $217,000 increase in other-than-temporary credit impairment charges for the quarter, a $114,000 decrease in other noninterest income and a $12,000 decrease in commission and fee income, which was partially offset by a $331,000 increase in gain on sale of loans.

Other-than-temporary credit impairment charges for the quarter resulted from three securities; one trust preferred security and two private label collateralized mortgage obligations. The amount of impairment recognized was based on the current and projected performance of the issuing banks and their ability to repay their obligation as it relates to the trust preferred security and the current and projected delinquencies along with reduced credit support in the underlying mortgages for the CMOs.  The other-than-temporary credit impairment charge for the current quarter of $322,000 was less than 1% of the fair value of our securities portfolio at June 30, 2012.

Other noninterest income decreased primarily from a decrease in income related to carrying loans held for sale at fair value.

Noninterest Expense.  Noninterest expense increased by $331,000, or 6.0%, to $5.9 million for the quarter ended June 30, 2012 from $5.6 million for the quarter ended June 30, 2011.  The increase in noninterest expense was due primarily to increases in other noninterest expense, merger expense and audit and examination expense, partially offset by lower salaries and benefits expense and FDIC premium expense.

Other noninterest expense increased by $393,000, or 42.6%, to $1.3 million for the quarter ended June 30, 2012 due primarily to higher loan collection costs.

The Company incurred merger expenses of $337,000 for the quarter ended June 30, 2012 due to the definitive agreement Beacon Federal Bancorp entered into with Berkshire Hills Bancorp in May 2012.  These expenses primarily consist of attorney and investment banker fees.

Audit and examination expense increased by $78,000, or 42.2%, to $263,000 for the quarter ended June 30, 2012 due primarily to work performed by the Company’s independent registered public accounting firm and work performed by an independent loan review firm.

Salaries and employee benefits expense decreased by $339,000 or 10.9%, to $2.8 million for the quarter ended June 30, 2012 as a result of a decrease in the Company’s incentive bonus accrual and lower stock option and stock award expense due to the full vesting of certain options and restricted stock awards granted in 2008.

FDIC premium expense decreased by $92,000, or 30.7%, to $208,000 for the quarter ended June 30, 2012 as a result of a decrease in the deposit insurance assessment rate.  Going forward, the Bank’s deposit insurance assessment rate could increase, as a result of the Agreement the Bank entered into with the OCC.

Income Tax Expense.  The provision for income taxes was $380,000 for the quarter ended June 30, 2012, compared to $947,000 for the quarter ended June 30, 2011.  The decrease was due primarily to a $1.6 million decrease in pre-tax income.  The effective tax rate for the three months ended June 30, 2012 and 2011 was 36.3% and 35.3%, respectively.

BEACON FEDERAL BANCORP, INC.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Interest Income.  Interest income was $21.9 million for the six months ended June 30, 2012, decreasing by $3.3 million, or 13.3%, compared with the same period of 2011.  The decrease resulted primarily from lower yields on loans and securities and a decline in the average balance of loans and securities.

Interest income on loans of $19.1 million for the six months ended June 30, 2012 decreased $2.7 million, or 12.5%, from the same period in the prior year.  The average yield on loans declined 40 basis points to 4.98% for the six months ended June 30, 2012 from 5.38% for the same period in the prior year, which reflected a decline in the yield on loans indexed to the prime rate, partially offset by the greater proportion of higher-yielding commercial real estate, commercial business and secured consumer loans in our loan portfolio and a higher level of nonaccrual loans during the 2012 period compared to the 2011 period.  In addition, the average balance on loans decreased to $769.8 million for the six months ended June 30, 2012 from $817.1 million for the six months ended June 30, 2011.

Interest income on securities for the six months ended June 30, 2012 was $2.5 million and decreased by $604,000 from the same period in the prior year, reflecting lower average yields on such securities which decreased to 3.01% for the six months ended June 30, 2012 from 3.63% for the six months ended June 30, 2011.  The yield on securities decreased due to new purchases of securities at lower interest rates.  The average balance of securities decreased $5.2 million, or 2.9%, to $169.4 million for the six months ended June 30, 2012 from $174.6 million for the six months ended June 30, 2011.

Interest Expense.  Interest expense decreased 9.8% to $8.5 million for the six months ended June 30, 2012, from $9.4 million for the same period in 2011.  The decrease in interest expense resulted primarily from lower average rates and average balances on deposits in addition to a decline in the average balance of FHLB advances.

Interest expense on deposits decreased by $699,000, or 16.5%, to $3.6 million for the six months ended June 30, 2012 from $4.2 million for the six months ended June 30, 2011.  The average rate paid on deposits decreased 20 basis points to 1.14% for the first six months of 2012 from 1.34% for the comparable period in 2011 due to lower market interest rates. The average balance of interest-bearing deposits decreased to $628.9 million for the six months ended June 30, 2012 from $638.0 million for the six months ended June 30, 2011, as a result of the Company pursuing lower-cost non-maturity deposits.

Interest expense on time accounts (certificates of deposit, brokered deposits and CDARS) decreased by $1.1 million, or 35.8%, to $2.0 million for the six months ended June 30, 2012 from $3.1 million for the six months ended June 30, 2011, due primarily to a decrease of 31 basis points in average time account rates to 1.68% for the six months ended June 30, 2012 from 1.99% for the same period in the prior year and a $76.4 million lower average balance of time accounts.

Interest expense on borrowings, consisting of FHLB advances, reverse repurchase agreements and lease obligations, decreased to $4.9 million for the six months ended June 30, 2012 from $5.1 million for the six months ended June 30, 2011, due primarily to a lower average balance as certain FHLB advances matured.  The average balance on borrowings decreased to $225.8 million for the six months ended June 30, 2012 from $239.7 million for the six months ended June 30, 2011.

BEACON FEDERAL BANCORP, INC.

Net Interest Income.  Net interest income decreased by $2.4 million, to $13.4 million for the first six months of 2012.  The decrease in net interest income was due primarily to a lower net interest rate spread, net interest margin and an increase in nonaccrual loans between the comparative periods.  Our net interest rate spread decreased to 2.45% for the first six months of 2012 from 2.90% for the same period of 2011 and the net interest margin decreased to 2.72% from 3.18% for the same comparative periods.  The lower net interest rate spread was attributable to a lower yield earned on our loans and securities.  As high-yielding assets mature, they are being replaced with current market rate assets which are at consistently lower yields leading to pressure on the Company’s net interest margin, which is expected to continue in the near term.  Our nonaccrual loans were $30.9 million at June 30, 2012, compared to $31.4 million at December 31, 2011 and $11.9 million at June 30, 2011.  Interest income that would have been recorded for the six months ended June 30, 2012 had nonaccruing loans been current according to their original terms amounted to $1.1 million. Interest of $551,000 was recognized on these loans and is included in net income for the six months ended June 30, 2012.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.6 million for the six months ended June 30, 2012 compared to a provision for loan losses of $2.3 million for the six months ended June 30, 2011.  Nonperforming loans were $35.9 million as of June 30, 2012, compared to $38.2 million as of March 31, 2012 and $15.9 million as of June 30, 2011.  The allowance for loan losses was $13.0 million, or 1.76% of total loans, exclusive of loans held for sale, at June 30, 2012 compared to $19.2 million, or 2.43% of total loans, exclusive of loans held for sale, at December 31, 2011.  The ratio of the allowance for loan losses to gross loans decreased as a result of an increase in net charge-offs, primarily related to impaired loans.  The ratio of the allowance for loan losses to nonperforming loans was 36.34% at June 30, 2012, compared with 43.88% at December 31, 2011.

Net loan charge-offs were $7.7 million for the six months ended June 30, 2012, compared to net charge-offs of $995,000 for the six months ended June 30, 2011.  In the Company’s on-going efforts to implement improvements in credit administration, an expanded internal loan review and an assessment of overall credit risk in the loan portfolio was conducted by our new Chief Credit Officer, leading to the increase in net loan charge-offs.  The allowance for loan losses was adequate to cover all amounts charged off.

Noninterest Income.  Noninterest income increased $330,000, or 11.0%, to $3.3 million for the six months ended June 30, 2012 from $3.0 million for the six months ended June 30, 2011. Noninterest income increased primarily due to a $402,000 increase in gain on sale of loans and a $92,000 increase in service charges, partially offset by a $173,000 increase in other-than-temporary credit impairment charges for the six months ended June 30, 2012.

The 4.7% increase in service charge income related primarily to an increase in debit card fees.  The Bank is actively promoting debit card usage and core deposits that require debit card transactions in order to obtain an attractive rate of interest for depositors. The resulting increased debit card usage is leading to the increase in the debit card fee income.

Other-than-temporary credit impairment charges for the six months ended June 30, 2012 resulted from three securities; one trust preferred security and two private label collateralized mortgage obligations.  The amount of impairment recognized was based on the current and projected performance of the issuing banks and their ability to repay their obligation as it relates to the trust preferred security and the current and projected delinquencies along with reduced credit support in the underlying mortgages for the CMOs.  The other-than-temporary credit impairment charge for the six months ended June 30, 2012 of $389,000 was less than 1% of the fair value of our securities portfolio at June 30, 2012.

Noninterest Expense.  Noninterest expense increased by $667,000, or 5.8%, to $12.1 million for the six months ended June 30, 2012 from $11.4 million for the six months ended June 30, 2011.  The increase in noninterest expense was due primarily to increases in other noninterest expense, merger expense and audit and examination expense, partially offset by lower salaries and benefits expense and FDIC premium expense.

Other noninterest expense increased by $603,000, or 29.3%, to $2.7 million for the six months ended June 30, 2012 due primarily to higher loan collection costs.

The Company incurred merger expenses of $337,000 for the six months ended June 30, 2012 due to the definitive agreement Beacon Federal Bancorp entered into with Berkshire Hills Bancorp in May 2012.  These expenses primarily consist of attorney and investment banker fees.

Audit and examination expense increased by $362,000, or 102.3%, to $716,000 for the six months ended June 30, 2012 due primarily to additional work performed by the Company’s independent registered public accounting firm, including a review of the effectiveness of internal controls over financial reporting and work performed by an independent loan review firm.

BEACON FEDERAL BANCORP, INC.

Salaries and employee benefits expense decreased by $306,000 or 4.9%, to $5.9 million for the six months ended June 30, 2012 as a result of a decrease in the Company’s incentive bonus accrual and lower stock option and stock award expense due to the full vesting of certain options and restricted stock awards granted in 2008.

FDIC premium expense decreased by $236,000, or 35.8%, to $424,000 for the six months ended June 30, 2012 as a result of a decrease in the deposit insurance assessment rate.  Going forward, the Bank’s deposit insurance assessment rate could increase, as a result of the Agreement the Bank entered into with the OCC.

Income Tax Expense.  The provision for income taxes was $1.1 million for the six months ended June 30, 2012, compared to $1.9 million for the six months ended June 30, 2011.  The decrease was due primarily to a $2.1 million decrease in pre-tax income.  The effective tax rate for the six months ended June 30, 2012 and 2011 was 37.2% and 36.7%, respectively.

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

BEACON FEDERAL BANCORP, INC.

	For the Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$755,427	$9,164	4.88%	$819,550	$10,912	5.34%
Securities	178,352	1,280	2.89	176,519	1,664	3.78
FHLB stock	10,286	109	4.26	9,989	111	4.46
Interest-earning deposits	40,744	22	0.22	4,027	3	0.30
Total interest-earning assets	984,809	10,575	4.32	1,010,085	12,690	5.04
Noninterest-earning assets	33,117			30,986
Total assets	$1,017,926			$1,041,071

Interest-bearing liabilities:
Savings	$109,876	$137	0.50	$116,697	$149	0.51
Money market accounts	214,109	467	0.88	146,993	289	0.79
Checking accounts	71,956	182	1.02	61,637	138	0.90
Time accounts	232,310	918	1.59	315,269	1,511	1.92
Total deposits	628,251	1,704	1.09	640,596	2,087	1.31
FHLB advances	143,537	1,571	4.40	160,115	1,703	4.27
Reverse repurchase agreements	73,000	680	3.75	70,001	675	3.87
Lease obligation	7,744	196	10.18	7,740	196	10.16
Total interest-bearing liabilities	852,532	4,151	1.96	878,452	4,661	2.13

Noninterest-bearing deposits	46,310			46,066
Other noninterest-bearing liabilities	4,779			3,568
Total liabilities	903,621			928,086
Stockholders’ equity	114,305			112,985
Total liabilities and equity	$1,017,926			$1,041,071

Net interest income		$6,424			$8,029

Net interest rate spread (3)			2.36%			2.91%

Net interest-earning assets (4)	$132,277			$131,633

Net interest margin (5)			2.62%			3.19%

Average of interest-earning assets to interest-bearing liabilities			115.52%			114.98%

(1)	Yields and rates for the three months ended June 30, 2012 and 2011 are annualized.
(2)	Includes loans held for sale and nonaccrual loans.
(3)
Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended June 30, 2012 and 2011.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

BEACON FEDERAL BANCORP, INC.

	For the Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Yield / Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$769,781	$19,065	4.98%	$817,110	$21,799	5.38%
Securities	169,414	2,538	3.01	174,640	3,142	3.63
FHLB stock	9,997	229	4.61	10,120	261	5.20
Interest-earning deposits	38,926	34	0.18	2,135	6	0.57
Total interest-earning assets	988,118	21,866	4.45	1,004,005	25,208	5.06
Noninterest-earning assets	31,096			32,482
Total assets	$1,019,214			$1,036,487

Interest-bearing liabilities:
Savings	$106,227	$201	0.38	$113,373	$284	0.51
Money market accounts	213,321	976	0.92	145,102	550	0.76
Checking accounts	67,593	354	1.05	61,285	270	0.89
Time accounts	241,793	2,019	1.68	318,237	3,145	1.99
Total deposits	628,934	3,550	1.14	637,997	4,249	1.34
FHLB advances	145,982	3,182	4.38	161,968	3,413	4.25
Reverse repurchase agreements	72,028	1,355	3.78	70,001	1,343	3.87
Lease obligation	7,744	392	10.18	7,740	392	10.21
Total interest-bearing liabilities	854,688	8,479	2.00	877,706	9,397	2.16

Noninterest-bearing deposits	46,251			43,689
Other noninterest-bearing liabilities	5,301			3,684
Total liabilities	906,240			925,079
Stockholders’ equity	112,974			111,408
Total liabilities and equity	$1,019,214			$1,036,487

Net interest income		$13,387			$15,811

Net interest rate spread (3)			2.45%			2.90%

Net interest-earning assets (4)	$133,430			$126,299

Net interest margin (5)			2.72%			3.18%

Average of interest-earning assets to interest-bearing liabilities			115.61%			114.39%

(1)	Yields and rates for the six months ended June 30, 2012 and 2011 are annualized.
(2)	Includes loans held for sale and nonaccrual loans.
(3)
Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the six months ended June 30, 2012 and 2011.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(5)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

BEACON FEDERAL BANCORP, INC.

Liquidity and Capital Resources

Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of New York, and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a liquidity ratio of 8.0% or greater.  For the quarter ended June 30, 2012, our liquidity ratio averaged 13.20%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2012.  Excess liquid assets have been invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2012, cash and cash equivalents totaled $33.8 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $166.8 million at June 30, 2012.  On that date, we had $118.4 million of Federal Home Loan Bank advances outstanding and $2.6 million in limited recourse obligations related to loans sold, with the ability to borrow an additional $77.8 million.

At June 30, 2012, we had $34.8 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $52.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2012 totaled $100.9 million, excluding brokered deposits and CDARS, or 14.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan and security sales, brokered deposits, CDARS, BIC and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans.  During the six months ended June 30, 2012, we originated $115.1 million of loans, and during the six months ended June 30, 2011, we originated $125.2 million of loans.

We purchased $53.5 million of securities during the six months ended June 30, 2012, compared to $32.2 million during the six months ended June 30, 2011.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net decrease in total deposits of $2.6 million for the six months ended June 30, 2012, compared to a net decrease of $2.3 million for the six months ended June 30, 2011.  Deposit flows are affected by the interest rates and products offered by us and our local competitors, and by other factors.

Federal Home Loan Bank advances decreased $30.0 million for the six months ended June 30, 2012, compared to an increase of $7.5 million for the six months ended June 30, 2011.  Historically, Federal Home Loan Bank advances have primarily been used to fund loan demand. At June 30, 2012, we had the ability to borrow up to $196.2 million ($77.8 million available) from the Federal Home Loan Bank of New York.

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

BEACON FEDERAL BANCORP, INC.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits.  If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of June 30, 2012, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank is subject to certain individual minimum capital ratio amounts (“IMCRs”) established by the OCC, requiring Tier 1 Capital equal to at least 9.00 percent of adjusted total assets and Total Risk Based Capital equal to at least 12.50 percent of risk-weighted assets. The Bank has met all IMCRs at June 30, 2012: Tier 1 Capital was 10.99 percent of adjusted total assets and Total Risk Based Capital was 15.60 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain additional actions by regulators that, if undertaken, could have a direct material adverse effect on the Bank’s financial performance.

BEACON FEDERAL BANCORP, INC.

Actual and other statutory required capital amounts and ratios for the Bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions		IMCR Requirements
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$108,634
Disallowed deferred tax assets	(373)
Unrealized loss on AFS securities	1,416
Tier 1 (Core) Capital	109,677
General valuation allowance (1)	9,314
Deduction for low-level recourse	(2,624)
Total Capital to risk-weighted assets	$116,367	15.60%	$61,013	8.00%	$76,266	10.00%	$95,333	12.50%
Tier 1 (Core) Capital to risk-weighted assets	$107,053	14.38%	$30,506	4.00%	$45,760	6.00%	$-	-
Tier 1 (Core) Capital to adjusted total assets	$109,677	10.99%	$39,907	4.00%	$49,883	5.00%	$89,790	9.00%

(1) Limited to 1.25% of risk-weighted assets.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$104,512
Disallowed deferred tax assets	(673)
Unrealized loss on AFS securities	2,490
Tier 1 (Core) Capital and Tangible Capital	106,329	10.32%	$15,453	1.50%
General valuation allowance (1)	9,815
Deduction for low-level recourse	(2,036)
Total Capital to risk-weighted assets	$114,108	14.53%	$62,818	8.00%	$78,522	10.00%
Tier 1 (Core) Capital to risk-weighted assets	$104,293	13.28%	$31,409	4.00%	$47,113	6.00%
Tier 1 (Core) Capital to adjusted total assets	$106,329	10.32%	$41,208	4.00%	$51,510	5.00%

(1) Limited to 1.25% of risk-weighted assets.

BEACON FEDERAL BANCORP, INC.

Asset Quality

The adequacy of the allowance for loan losses for all loan classes is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.   Although management attempts to establish a sufficient allowance, changes in economic conditions, regulatory policies and borrowers’ performance could require future changes to the allowance.  The Company’s loan portfolio is reviewed regularly by the board of directors, senior management, and our loan officers.  A Loan Officer’s Committee consisting of senior management, lending officers, underwriting analysts and the Chief Credit Officer meet weekly to manage loan approvals and higher risk loans.   Higher risk loans include nonaccrual loans, past due, impaired and restructured loans.  The Company realizes that because of these high risk loans, specific or higher allowances may need to be maintained to absorb probable incurred losses.

Nonperforming assets are comprised of nonperforming loans and foreclosed and repossessed assets.  Total nonperforming assets were $38.7 million or 3.88% of total assets at June 30, 2012 compared to $41.1 million or 4.01% of total assets at March 31, 2012 and $45.6 million or 4.44% of total assets at December 31, 2011.  Included in nonperforming assets at June 30, 2012 were nonperforming loans of $35.9 million, of which $5.0 million were on accrual status, compared to nonperforming loans of $38.2 million, of which $12.2 million were on accrual status as of March 31, 2012 and $43.6 million, of which $12.2 million were on accrual status, at December 31, 2011.  These loans on accrual status were troubled debt restructurings that were performing in accordance with restructured terms.  Nonperforming assets decreased by $6.9 million to $38.7 million at June 30, 2012 from December 31, 2011 primarily due to the repayment of one classified commercial business loan totaling $2.0 million and one residential loan totaling $800,000, and an increased amount of loan charge-offs taken during the first six months of 2012, partially offset by additions to nonperforming assets.

A loan is considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are automatically placed on nonaccrual status if 90 days past due.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  At June 30, 2012, the nonaccrual loans were comprised of 77 loans, primarily commercial business loans and commercial real estate loans.  While the Company maintains underwriting requirements, the amount of nonaccrual loans is reflective of the borrower’s capacity to pay and the current real estate environment in which we operate.  The Company has been proactive about identifying problem loans and is focused on resolving nonperforming loans and mitigating future losses in the portfolio.  Management reviews the delinquent loan list at least weekly and is proactive in managing delinquent loans.

Evaluation of nonperforming loans includes an analysis of the current financial information of the borrower or guarantor, updated appraisals and specific evaluation of such loans to determine cash flows from the business and/or collateral.  The Company has assessed these loans for collectability and considered the borrower’s ability to repay and the value of the underlying collateral to determine an adequate allowance for loan losses.  The majority of our nonperforming loans are secured by real estate collateral.  Of the $35.9 million of nonperforming loans, $30.9 million were on nonaccrual status at June 30, 2012.  Of the $30.9 million loans on nonaccrual status, $17.2 million were current and $13.7 million were past due at June 30, 2012.

BEACON FEDERAL BANCORP, INC.

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature, such as consumer and residential real estate loans, and on an individual loan basis for other loans, such as multi-family, commercial business and commercial real estate loans. Of the $35.9 million of nonperforming loans at June 30, 2012, $1.1 million consisted of large groups of smaller balance consumer and residential homogenous loans, which were collectively evaluated for impairment.  The amount of impaired loans decreased $8.0 million to $34.8 million at June 30, 2012 when compared to December 31, 2011 primarily due to the repayment of one classified commercial business loan totaling $2.0 million, one residential loan totaling $800,000, and an increased amount of loan charge-offs taken during the first six months of 2012.    Of the $34.8 million of impaired loans, $28.7 million were collateral dependent at June 30, 2012.  The Company obtains independent third-party “as-is” value appraisals on all collateral dependent loans annually.  The Company reviews relevant market conditions and any additional information received on the collateral to ensure that we appropriately measure loan impairments in between receiving the annual appraised value of the collateral.  If an appraised value is updated, the Company may adjust the allowance against that loan accordingly.  The Company also adjusts appraised values for selling and legal expenses to calculate potential impairment.  The amount of impaired collateral dependent loans decreased by $6.9 million to $28.7 million at June 30, 2012 from $35.6 million at December 31, 2011 due to charge offs of $5.0 million taken during the first six months of 2012, the repayment of one classified commercial business loan totaling $2.0 million and one residential impaired collateral dependent loan totaling $800,000, partially offset by additions to nonperforming collateral dependent loans.

For loans not included in nonperforming loans, at June 30, 2012, the level of loans past due 30-89 days was $3.1 million compared to $4.6 million at March 31, 2012 and $7.0 million at December 31, 2011.  While many of the loans that were past due 30-89 days at June 30, 2012 have made their payment, the Company continues to monitor these delinquent loans to validate the adequacy and timeliness of payment.

The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover all probable incurred losses.  When evaluating the adequacy of the allowance, management considers all conditions that might affect the ability of borrowers to repay. Conclusions regarding the adequacy of the allowance for loan losses are based on our best estimate of the total incurred losses as of the evaluation date.

The allowance for loan loss consists of two components (1) specific reserves for loans that are individually analyzed.  These specific reserves represent the Bank’s best estimate of inherent loss that exists in each credit, including a provision for the time value of money, without regard to when that portion of the loan might be deemed uncollectible and actually be charged off and (2) general allowances for loan losses for each loan type based on the historical loan loss experience for the last four years, including qualitative adjustments to historical loss experience, maintained to cover uncertainties that affect our estimate of probable losses for each loan type. Portions of the general allowance may be allocated for specific credits; however, the entire allowance is available for any credit that is not likely to be collected; that is, net charge-offs that are likely to be realized for a loan or pool of loans given facts and circumstances as of the evaluation date.

A general loan loss allowance is provided on all loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using an average loss factor methodology. The loans are stratified by type and the historical average loss is tracked for the various stratifications. Loss experience is quantified for the most recent four years and if considered necessary by management, weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. If a loan is impaired, a specific reserve is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

The allowance for loan losses was $13.0 million at June 30, 2012, compared to $13.8 million at March 31, 2012 and $19.2 million at December 31, 2011.  The ratio of the allowance for loan losses to total loans was 1.76% at June 30, 2012, compared with 1.83% at March 31, 2012 and 2.43% at December 31, 2011.  The ratio of the allowance for loan losses to nonperforming loans was 36.34% at June 30, 2012, compared with 36.17% at March 31, 2012 and 43.88% at December 31, 2011.  The change in the ratio of allowance for loan losses to nonperforming loans, for the most part,  reflects the substantial decline in the allowance for loan losses due to charge-offs taken during the first six months of 2012. The Company took $7.1 million of commercial loan charge-offs, related to impaired loans, during the first six months of 2012.  Of the $7.1 million commercial loan charge-offs, $6.1 million were specifically reserved for at March 31, 2012 and December 31, 2011.

The provision for loan losses decreased $313,000 from $1.3 million to $986,000 for the three months ended June 30, 2012.  For the six months ended June 30, 2012, the provision decreased $688,000 to $1.6 million from $2.3 million at June 30, 2011.   Net charge-offs for the three and six months ended June 30, 2012 were $1.8 million and $7.7 million, respectively, compared to $672,000 and $995,000, respectively, for the three and six months ended June 30, 2011.  The ratio of net charge-offs to average loans was 0.95% on an annualized basis for the second quarter of 2012 compared to 3.03% in the first quarter of 2012 and 0.33% for the second quarter of 2011.

BEACON FEDERAL BANCORP, INC.

At June 30, 2012 and December 31, 2011, the Company had $12.7 million and $15.9 million, respectively, of loans whose terms have been modified in troubled debt restructurings. Of these loans, $5.0 million and $12.2 million were performing in accordance with their new terms at June 30, 2012 and December 31, 2011, respectively. The remaining troubled debt restructurings are reported as nonaccrual loans. Specific reserves of $1.3 million and $2.0 million were allocated for the troubled debt restructurings at June 30, 2012 and December 31, 2011, respectively. There were two troubled debt restructurings that have occurred during the previous twelve months, that subsequently defaulted during the three and six months ended June 30, 2012.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2012 and December 31, 2011.

The following table presents certain asset quality ratios for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Nonperforming loans to total loans	4.84%	1.95%	4.84%	1.95%
Nonperforming assets to total assets	3.88%	1.53%	3.88%	1.53%
Annualized net charge-offs to average loans outstanding	0.95%	0.33%	2.01%	0.25%
Allowance for loan losses to non-performing loans at end of period	36.34%	103.98%	36.34%	103.98%
Allowance for loan losses to total loans at end of period	1.76%	2.03%	1.76%	2.03%

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators. For non-commercial loans, management analyzes primarily historical payment experience, credit documentation and current economic trends. Additionally, for commercial loans, management tracks loans based on risk ratings, which include special mention, substandard and doubtful.   Loans are classified as special mention when they have a potential weakness that deserves management’s close attention. Substandard and doubtful loans are classified assets that have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Substandard loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected and doubtful loans have all the weaknesses inherent in a substandard loan, with the added characteristic that the weaknesses make collection or repayment in full highly questionable and improbable.

Based on the review of our loan portfolio at June 30, 2012, classified assets included substandard loans of $44.7 million, which included certain residential real estate loans, and doubtful loans of $4.3 million.   Substandard loans were $53.8 million, which included certain residential real estate loans, and doubtful loans were $9.3 million at December 31, 2011.  The Company allocated $5.2 million and $12.0 million of loan loss allowances to these classified assets at June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, we had $28.9 million of loans designated as special mention, compared to $32.6 million at December 31, 2011.  All of the loans classified as special mention are performing in accordance with their terms.  The Company allocated $789,000 and $624,000 of the general loan loss allowance to these special mention assets at June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, our largest loan designated as substandard was secured by a commercial real estate property located in Syracuse, with a principal balance of $4.9 million. As of June 30, 2012, our largest doubtful loan was secured by numerous properties and equipment located in Central New York, with a principal balance of $1.2 million.  As of June 30, 2012, our largest borrower under the special mention asset category had loans secured by residential real estate in Connecticut, with a principal balance of $5.0 million.

BEACON FEDERAL BANCORP, INC.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following table presents, as of June 30, 2012, significant contractual obligations to third parties by payment date (dollars in thousands):

	Payments Due by Period
	Less than	One to	Three to	More Than
Contractual Obligations	One Year	Three Years	Five Years	Five Years	Total

Federal Home Loan Bank advances	$91,427	$22,000	$-	$5,000	$118,427
Securities sold under agreement to repurchase and other short-term borrowings	-	30,000	-	43,000	73,000
Capital lease obligation	4	158	314	7,268	7,744
Operating leases	72	225	246	90	633
Certificates of deposit	156,967	65,557	1,561	-	224,085
	$248,470	$117,940	$2,121	$55,358	$423,889

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

BEACON FEDERAL BANCORP, INC.

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

The information provided below sets forth, as of June 30, 2012, the calculation of the estimated changes in the Bank’s economic value of equity that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Assets(3)
					Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	EVE (2), Gross of Reserves	Estimated Increase (Decrease) in EVE		EVE Ratio (4)
		Amount	Percent
(Dollars in thousands)
+300	$76,948	$(53,323)	(40.9)%	8.10%	(463)
+200	99,591	(30,680)	(23.6)%	10.19%	(254)
+100	117,073	(13,198)	(10.1)%	11.69%	(104)
—	130,271	—	—	12.73%	—
-100	139,080	8,809	6.8%	13.38%	65

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the market value of assets less the market value of liabilities at each specific rate shock environment.
(3)	EVE as a percentage of assets is the calculated EVE in each rate scenario divided by the value of assets in that scenario
(4)	EVE Ratio represents EVE divided by assets.

BEACON FEDERAL BANCORP, INC.

The table above indicates that at June 30, 2012, in the event of a 200 basis point increase in interest rates, we would experience an approximate 24% decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates, we would experience an approximate 7% increase in economic value of equity.

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

Net Interest Income. In addition to EVE calculations, we analyze our sensitivity to changes in interest rates through our internal net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period using historical data for assumptions such as loan prepayment rates and deposit decay rates, the current term structure for interest rates, and current deposit and loan offering rates. We then calculate what the net interest income would be for the same period in the event of an instantaneous 200 basis point increase or 100 basis point decrease in market interest rates. As of June 30, 2012, using our internal interest rate risk model, we estimated that our net interest income for the six months ended June 30, 2012 would decrease by 11% in the event of an instantaneous 200 basis point increase in market interest rates, and would decrease by 1% in the event of an instantaneous 100 basis point decrease in market interest rates.

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

As part of the evaluation as of and for the quarter ended June 30, 2012, the CEO and CFO concluded that certain deficiencies in Beacon Federal Bancorp, Inc.’s credit risk and loan administration functions aggregated to a material weakness in internal controls over financial reporting at June 30, 2012, originally identified at December 31, 2011.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of Beacon Federal Bancorp, Inc.’s credit administration process, the following deficiencies existed:

●
Loan risk ratings and classification changes used to determine the allowance for loan losses and related provision as of and during the quarter ended June 30, 2012 were not consistently identified and evaluated in a timely manner.  Impaired loans, including troubled debt restructurings, were also not consistently identified and evaluated in a timely manner.

BEACON FEDERAL BANCORP, INC.

●	For certain loans, documentation of loan approval during the quarter ended June 30, 2012 occurred after loan disbursement or renewal.

●	Due to limitations of Beacon Federal Bancorp, Inc.’s information systems, it was difficult to generate reports to identify and aggregate related loans as part of managing credit risk.

Because of the above material weakness, the CEO and CFO during their quarterly evaluation of disclosure controls have concluded that Beacon Federal Bancorp, Inc.’s disclosure controls and procedures were not effective at June 30, 2012.

Changes in internal control.

During the quarter ended June 30, 2012, the Bank implemented new procedures for reporting loan risk ratings, problem loans, impairment analysis and troubled debt restructurings, the loan approval process, and large loan relationships.  All commercial loans over $50,000 are in the process of being reviewed, as part of the commercial loan department’s newly strengthened internal annual review process.  During the internal annual review process, the Bank identifies risk ratings, problem loans and troubled debt restructurings.  Augmenting the annual review process has led to timely impairment analysis.   The commercial loan department has created an improved process for loan approvals.   A weekly Loan Officer’s Committee, consisting of four senior executives and the Chief Credit Officer, was established to review and approve all new and renewed loans regardless of dollar amount.  All loans $1.0 million and under are approved or denied by at least three committee members and all loans over $1.0 million are discussed and then sent to the Board of Director’s Loan Committee for approval.  All signed loan approvals are shown on the loan presentation (new and renewed) and kept in the borrower’s credit file.  A large loan report aggregating lending relationships, for the purposes of legal lending limit monitoring, is prepared monthly for presentation to the Board of Directors.  The Bank remains dedicated to safe and sound loan practices and will continue to implement credit enhancements throughout 2012 to improve processes to properly assess loan risk ratings, identify trouble debt restructurings, expand loan documentation and develop information systems going forward.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A – Risk Factors.

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K. There are no material changes in the risk factors relevant to our operations other than the addition of the following factors:

BEACON FEDERAL BANCORP, INC.

Failure to comply with the Bank’s written agreement with the OCC may result in our being subjected to further regulatory enforcement actions.

On July 12, 2012, Beacon Federal Bancorp Inc.’s wholly-owned subsidiary, Beacon Federal (the “Bank”) entered into a formal agreement (the “Agreement”) with the Office of the Comptroller of the Currency (“OCC”) for the Bank to take various actions with respect to the operation of the Bank. Implementation of the Agreement will increase the Bank’s administrative costs for the near term. The Agreement provides that:

●	the Bank will not be permitted to declare a dividend or make any other capital distributions without the prior written approval of the OCC;

●
within 30 days of the date of the Agreement, the Board must establish a compliance committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Agreement;

●
within 60 days of the date of the Agreement, the Board will review and assess the qualifications of each senior executive officer and director to ensure that the Bank has competent management in place to carry out the Board’s policies and ensure compliance with the Agreement, applicable laws, rules and regulations;

●	the Bank must comply with regulatory prior approval requirements with respect to appointments of proposed directors and senior executive officers;

●
within 120 days of the date of the Agreement, the Board must develop and, subject to the receipt of OCC non-objection, implement and thereafter ensure the Bank’s adherence to a three year capital program (which will be updated yearly or more frequently, if necessary) consistent with the Bank’s business plan;

●
within 120 days of the date of the Agreement, the Board must develop and, subject to the receipt of OCC non-objection, implement and thereafter ensure the Bank’s adherence to a written three year business plan;

●	within 90 days of the date of the Agreement, the Board must develop, implement and thereafter ensure the Bank’s adherence to a written corporate business continuity plan;

●
within 60 days of the date of the Agreement, the Board must establish through a written credit policy, credit risk management practices to ensure effective credit administration, portfolio management and monitoring and risk mitigation;

●	within 60 days of the date of the Agreement, the Board must adopt, implement and thereafter ensure the Bank’s adherence to a written asset diversification program;

●
within 60 days of the date of the Agreement, the Board must adopt, implement and thereafter ensure the Bank’s adherence to a written program designed to eliminate the basis of criticism of certain assets equal to or exceeding $250,000 which will be reviewed on at least a quarterly basis by the Board or a committee of the Board;

●	within 60 days of the date of the Agreement, the Board must develop, implement and thereafter adhere to a written program to improve its internal controls over its commercial lending activities;

●	within 60 days of the date of the Agreement, the Board must review and revise the Bank’s written loan policy;

●	within 60 days of the date of the Agreement, the Board will establish an effective independent and on-going loan review system to review at least quarterly the Bank’s loan and lease portfolios;

●
within 60 days of the date of the Agreement, the Board must develop, implement and thereafter ensure the Bank’s adherence  to a written program providing for independent review of problem loans and leases for the purpose of monitoring portfolio trends on at least a quarterly basis;

●	within 60 days of the date of the Agreement, the Board will review and revise its independent internal audit program;

●	the Board will review the adequacy of the Bank’s allowance for loan losses at least once each calendar quarter and its program for the maintenance of an adequate allowance;

●
within 60 days of the date of the Agreement, the Board will require the Bank to update and improve its information security risk assessment policy and written annual information security report to the Board to ensure adherence to a comprehensive, written, information security program in compliance with applicable regulations;

BEACON FEDERAL BANCORP, INC.

●
within 60 days of the date of the Agreement, the Board will review the responsibilities of the information security officer and ensure that his or her duties are consistent with standard industry practice and regulatory requirements; and

●
within 60 days of the date of the Agreement, the Board will ensure that an adequate number of independent and qualified staff is engaged to develop, implement, monitor and periodically adjust the information security program.

While subject to the Agreement, the Bank expects to fully comply with the terms of the Agreement and that its management and board of directors will be required to focus a substantial amount of time on complying with its terms, which could negatively affect the Company’s financial performance. There is also no guarantee that the Bank will be able to fully comply with the Agreement. If the Bank fails to comply with the terms of the Agreement, it could be subject to further regulatory enforcement actions.

While the Bank currently meets the individual minimum capital ratios set by the OCC, significant increases to our allowance for loan losses would negatively impact our capital levels causing the Bank to no longer be in compliance with such ratios.

The Bank is subject to individual minimum capital ratios established by the OCC requiring the Bank to maintain Tier 1 Capital equal to at least 9.00 percent of adjusted total assets and Total Risk Based Capital equal to at least 12.50 percent of risk-weighted assets. At June 30, 2012, the Bank has met all capital requirements:  Tier 1 Capital was 10.99 percent of adjusted total assets and Total Risk Based Capital was 15.60 percent of risk-weighted assets. Significant increases to the Bank’s allowance for loan losses, however, would negatively impact the Bank’s capital levels and make it difficult to maintain the capital levels directed by the OCC. If the Bank fails to maintain the required capital levels, it could be subject to further regulatory enforcement actions.

Failure to complete the merger with Berkshire Hills Bancorp could negatively impact the stock price and future business and financial results of the Company.

If the merger is not completed, the ongoing business of the Company and the Bank may be adversely affected and the Company and the Bank will be subject to several risks, including the following:

●	the Company will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;
●
under the merger agreement, the Company and the Bank are subject to certain restrictions on the conduct of their business prior to completing the merger, which may adversely affect their ability to execute certain of their business strategies; and

●
matters relating to the merger may require substantial commitments of time and resources by Company management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company, as the case may be.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from the Bank’s respective customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger is not completed, the Company cannot assure its shareholders that the risks described above will not materialize and will not materially affect the business, financial results and stock price of the Company.

BEACON FEDERAL BANCORP, INC.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

There were no shares purchased in the second quarter of 2012 as part of the Company’s fourth stock repurchase program of 326,669 shares, which was approved by the Board of Directors on April 29, 2010.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012 (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 19 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

BEACON FEDERAL BANCORP, INC.
(Registrant)

DATE: August 9, 2012	BY:	/s/ Ross J. Prossner
Ross J. Prossner, President and Chief Executive Officer

	BY:	/s/ Lisa M. Jones
Lisa M. Jones, Senior Vice President and Chief Financial Officer